Form 10-Q
period 1996-06-28
METRICOM INC / DE
filed 1996-08-06
CIK 884318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 28, 1996 or

_____    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to ____________

                         Commission file number 0-19903


                                 METRICOM, INC.
                            (A Delaware Corporation)
                   I.R.S. Employer Identification #77-0294597

                             980 University Avenue
                           Los Gatos, CA  95030-2375
                                 (408) 399-8200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No_____

         The number of shares of common stock outstanding as of August 2, 1996 was 13,461,824.

                               TABLE OF CONTENTS



                                                                                             PAGE
PART I.          FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                          Condensed Consolidated Balance Sheets                       3

                          Condensed Consolidated Statements of Operations             4

                          Condensed Consolidated Statements of Cash Flows             5

                          Notes to Condensed Consolidated Financial Statements        6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                          Results of Operations                                       8

                          Liquidity and Capital Resources                            10

PART II.         OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                   11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    11


SIGNATURE PAGE                                                                       13


EXHIBIT INDEX                                                                        14

PART I.          FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                        METRICOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 28,       DEC. 31,
                                                                                      1996           1995
                                                                                      ----           ----
                                                                                   (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  6,080      $  5,201
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,011        40,090
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,454           439
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,811         4,467
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . .         1,500         1,666
                                                                                     --------      --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        42,856        51,863
PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . . . . . . .        17,644        14,923
LONG-TERM INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,171        19,124
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,073           166
                                                                                     --------      --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 73,744      $ 86,076
                                                                                     ========      ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,364      $  3,296
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,841         1,796
                                                                                     --------      --------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .         6,205         5,092
                                                                                     --------      --------

DEFERRED RENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           490           510
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,203           100

STOCKHOLDERS' EQUITY:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13            13
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       132,163       130,831
  Unrealized holding gain (loss) on investments . . . . . . . . . . . . . . . .          (128)          155
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (66,202)      (50,625)
                                                                                     --------      --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .        65,846        80,374
                                                                                     --------      --------
      Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .      $ 73,744      $ 86,076
                                                                                     ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                        METRICOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            ------------------                    ----------------
                                      JUNE 28, 1996   JUNE 30, 1995        JUNE 28, 1996    JUNE 30, 1995
                                      -------------   -------------        -------------    -------------
REVENUES:
  Product revenues  . . . . . . . . . .   $ 2,305       $    815             $  3,718          $  2,354
  Service revenues  . . . . . . . . . .       299            236                  539               350
                                          -------          -----             --------          --------
      Total revenues  . . . . . . . . .     2,604          1,051                4,257             2,704
                                          -------          -----             --------          --------

COSTS AND EXPENSES:
  Cost of product revenues  . . . . . .     1,220            499                1,946             1,527
  Cost of service revenues  . . . . . .     3,915          2,242                6,907             4,005
  Research and development  . . . . . .     2,419          2,300                4,615             4,421
  Selling, general and
     administrative . . . . . . . . . .     4,205          2,796                7,852             5,803
                                          -------       --------             --------          --------
    Total costs and expenses  . . . . .    11,759          7,837               21,320            15,756
                                          -------       --------             --------          --------

    Loss from operations  . . . . . . .    (9,155)        (6,786)             (17,063)          (13,052)

INTEREST INCOME, net  . . . . . . . . .       676          1,228                1,486             2,271
                                          -------       --------             --------          --------

    Net loss  . . . . . . . . . . . . .   $(8,479)      $ (5,558)            $(15,577)         $(10,781)
                                          =======       ========             ========          ========

NET LOSS PER SHARE  . . . . . . . . . .   $ (0.63)      $  (0.43)            $  (1.17)         $  (0.83)
                                          =======       ========             ========          ========

WEIGHTED AVERAGE
     SHARES OUTSTANDING . . . . . . . .    13,368         13,035               13,342            13,024
                                          =======       ========             ========          ========





 The accompanying notes are an integral part of these consolidated statements.

                        METRICOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                               ----------------
                                                                           JUNE 28,       JUNE 30,
                                                                           --------       --------
                                                                             1996           1995
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(15,577)    $(10,781)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization . . . . . . . . . . . . . . . . . .        1,437          785
      (Increase) decrease in accounts receivable,
        prepaid expenses and other current assets . . . . . . . . . . .       (1,849)       1,275
      Decrease in inventories . . . . . . . . . . . . . . . . . . . . .          656          152
      Increase in accounts payable, accrued liabilities,
        customer deposits and other . . . . . . . . . . . . . . . . . .        1,093        1,198
                                                                            --------     --------
          Net cash used in operating
            activities  . . . . . . . . . . . . . . . . . . . . . . . .      (14,240)      (7,371)
                                                                            ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment  . . . . . . . . . . . . . . . . .       (4,158)      (3,597)
  (Increase) decrease in other assets . . . . . . . . . . . . . . . . .       (1,291)          10
  Sales of short-term and long-term
     investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,749        6,290
                                                                            --------     --------
          Net cash provided by investing activities . . . . . . . . . .       13,300        2,703
                                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . .          716          863
  Contributions from minority interest  . . . . . . . . . . . . . . . .        1,103          100
                                                                            --------     --------
          Net cash provided by financing activities . . . . . . . . . .        1,819          963
                                                                            --------     --------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          879       (3,705)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . .        5,201       35,460
                                                                            --------     --------
CASH AND EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . .     $  6,080     $ 31,755
                                                                            ========     ========



 The accompanying notes are an integral part of these consolidated statements.

                        METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.          BASIS OF PRESENTATION

         The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of operations for the three- and six-month periods ended June 28, 1996 and June 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

         Certain amounts have been restated from the previously reported balances to conform to the 1996 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The results of operations for the three- and six-month periods ended June 28, 1996 and June 30, 1995 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.          INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                               JUNE 28,                   DECEMBER 31,
                                                                1996                         1995
                                                                ----                         ----
                 Raw materials                                  $1,690                      $1,786
                 Work-in-progress                                  618                       1,459
                 Finished goods                                  1,503                       1,222
                                                               -------                     -------
                   Total                                        $3,811                      $4,467
                                                               =======                     =======

NOTE 3.          NET LOSS PER SHARE

        Net loss per share has been computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options and warrants to purchase common stock have been excluded from the calculation as their effect would be anti-dilutive.

NOTE 4.          OPTION TO ACQUIRE OVERALL WIRELESS COMMUNICATIONS CORPORATION

        In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the Federal Communications Commission (the "FCC") with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $500,000 has already been loaned. The option, which terminates in January 1997, may be extended until July 1997 upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including Overall Wireless' completion of 40% of the system prior to July 29, 1997 and approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which may be paid through cancellation of the indebtedness of Overall Wireless.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the availability of sufficient financial, technical, marketing and management resources, technological feasibility and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the extent of the potential demand for the Company's products and services and other factors discussed herein.

RESULTS OF OPERATIONS

Revenues

        Total revenues increased to $2.6 million in the second quarter of 1996 and to $4.3 million for the first six months of 1996 from $1.1 million in the second quarter of 1995 and $2.7 million for the first six months of 1995. The increase in total revenues was primarily due to an increase in product revenues. Product revenues increased to $2.3 million in the second quarter of 1996 and to $3.7 million for the first six months of 1996 compared to $815,000 in the second quarter of 1995 and $2.4 million for the first six months of 1995. The increase in product revenues was primarily due to an increase in shipments of UtiliNet(R) products to the Company's largest electric utility customer. Service revenues increased to $299,000 in the second quarter of 1996 and to $539,000 for the first six months of 1996 from $236,000 in the second quarter of 1995 and $350,000 for the first six months of 1995. The increase in service revenues is primarily due to increased Ricochet subscriber fees and modem rentals. Ricochet service provides subscriber-based, wireless data communications and Internet access for users of portable and desktop computers.

        A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for the Ricochet service cannot be reliably estimated and there can be no assurance that the Company will be able to achieve or sustain profitability. Additionally, the Company's revenues have historically fluctuated from quarter to quarter based on such factors as the timing of significant customer orders, the timing of product shipments and customer buying patterns.

Cost of Revenues

        Cost of product revenues increased to $1.2 million in the second quarter of 1996 from $499,000 in the second quarter of 1995 and increased to $1.9 million for the first six months of 1996 from $1.5 million in the comparable period of 1995. The cost of product revenues as a percent of product revenues decreased to 53% in the second quarter of 1996 and to 52% for the first six months of 1996 from 62% in the second quarter of 1995 and 65% for the first six months of 1995. The increase on a dollar basis was primarily due to increased product sales during 1996. The decrease on a percentage basis was primarily due to a more favorable mix of the Company's UtiliNet products.

        Cost of service revenues increased to $3.9 million in the second quarter of 1996 from $2.2 million in the second quarter of 1995 and increased to $6.9 million for the first six months of 1996 from $4.0 million in the comparable period of 1995. Cost of service revenues are primarily costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure and certain costs associated with manufacturing the Company's network components. The increase in 1996 is due to a higher level of Ricochet network deployment and activity to obtain necessary site agreements in 1996 as compared to 1995. These costs are expected to increase significantly as a result of the continued deployment of Ricochet networks. Revenues from the sale of Ricochet services are not expected to be sufficient to cover the cost of revenues for the foreseeable future.

Research and Development

        Research and development expenses increased to $2.4 million in the second quarter of 1996 and to $4.6 million for the first six months of 1996 from $2.3 million in the second quarter of 1995 and from $4.4 million for the first six months of 1995. Research and development activities include enhancements to the technology employed by the Company's networks and development of Ricochet modems. The Company plans to continue a high level of investment in research and development in the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $4.2 million in the second quarter of 1996 and to $7.9 million for the first six months of 1996 from $2.8 million in the second quarter of 1995 and from $5.8 million for the first six months of 1995. This increase was primarily due to increased selling expense as a result of personnel additions and increased marketing and promotion activity for Ricochet. In addition, administrative expenses increased primarily due to increases in personnel.

Liquidity and Capital Resources

         As of June 28, 1996, the Company had cash and equivalents and short-term and long-term investments of $46.3 million and working capital of $36.7 million. Accounts receivable increased to $2.5 million as of June 28, 1996, from $439,000 as of December 31, 1995, due to increased shipments of UtiliNet products at the end of the second quarter of 1996 as compared to the fourth quarter of 1995. Inventories decreased to $3.8 million as of June 28, 1996, from $4.5 million as of December 31, 1995. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

         Capital expenditures were $4.2 million and $3.6 million in the six-month periods ended June 28, 1996 and June 30, 1995, respectively. Capital spending was primarily due to capital expenditures for Ricochet network equipment, Ricochet modems rented to subscribers and computer and office equipment. The Company expects to continue to make significant capital expenditures in connection with the development, deployment and commercialization of its Ricochet networks. The Company also expects that to the extent the Ricochet subscriber base grows, significant capital expenditures will be required to fund the cost of Ricochet modems rented to subscribers.
The timing and amount of such expenditures, however, may vary significantly depending on numerous factors including market acceptance, availability and financial terms of site agreements for the Company's network infrastructure, availability of radios and portable radio modems and availability of sufficient management, technical, marketing and financial resources.

         The Company has agreed to loan up to $2 million to Overall Wireless, of which $500,000 has already been loaned, in connection with the construction of a wireless communication system in the 220 to 222 MHz frequency band. The Company has also purchased an option to acquire Overall Wireless. The option which terminates in January 1997, may be extended until July 1997 upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate.

         The Company believes that significant additional capital will be required in the future to fund further development, deployment and commercialization of its Ricochet networks. There can be no assurance that such additional funds will be available on commercially reasonable terms or at all. The Company believes that its existing available cash and interest income from cash investments will be adequate to satisfy its working capital and capital expenditure requirements at least through the second quarter of 1997. The amount and timing of such expenditures, however, may vary significantly depending on the factors listed above.

PART II.         OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

                 In connection with its acquisition of an option to acquire Overall Wireless, the Company was named as a defendant in US MobilComm Inc., et al. ("US MobilComm") v. Warren, et al., an action filed in the United States District Court for the Western District of Oklahoma in September 1994. US MobilComm alleged that Overall Wireless breached an oral agreement to transfer an interest in its national FCC license. In May 1996, US MobilComm filed an amended complaint naming the Company as a defendant, alleging that the Company tortiously interfered with its oral agreement with Overall Wireless. US MobilComm seeks specific performance, including transfer of the license to them, subject to the approval of the FCC, and alleges damages for, among other things, lost revenues, profits and business opportunities in excess of $100 million. Although the Company is entitled to indemnification with respect to the litigation by the sole stockholder of Overall Wireless, it is possible that the indemnitor will not have sufficient assets to reimburse the Company for any damages awarded. While management believes that the allegations are without merit and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance to that effect.

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K

        a.       Exhibits:


                 10.27* Option Agreement and Agreement and Plan of
                        Reorganization, dated as of February 7, 1996, among the Company, Overall Wireless Communications Corporation and the sole stockholder of Overall Wireless.

                 10.28* Loan and Security Agreement, dated as of February 7,
                        1996, among the Company, Overall Wireless Communications Corporation and the sole stockholder of Overall Wireless.

                 27.00  Financial Data Schedule.

                 * Confidential treatment has been requested for certain portions of this exhibit.

        b.       Reports on Form 8-K

                 1. Form 8-K filed on June 6, 1996, regarding a proposed
                    private placement of up to $75 million principal amount of convertible subordinated notes.

                 2. Form 8-K filed on June 20, 1996, regarding the Company's plans to discontinue a proposed private placement of up to $75 million principal amount of convertible subordinated notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              METRICOM, INC.
                                              (Registrant)




                                                 /s/ William D. Swain
                                              --------------------------
Date: August 6, 1996                          By: William D. Swain
                                              Chief Financial Officer, Secretary
                                              and Duly Authorized Officer

                                 EXHIBIT INDEX




10.27* Option Agreement and Agreement and Plan of Reorganization, dated as of February 7, 1996, among the Company, Overall Wireless Communications Corporation and the Sole Stockholder of Overall Wireless.

10.28* Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless Communications Corporation and the sole stockholder of Overall Wireless.

27.00   Financial Data Schedule.

* Confidential treatment has been requested for certain portions of this exhibit.