Form 10-K405/A
period 1995-12-31
METRICOM INC / DE
filed 1996-10-23
CIK 884318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1



        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                            FROM                TO



                           COMMISSION FILE NUMBER 0-19903


                            -----------------------------


                                   METRICOM, INC.


               (Exact name of Registrant as specified in its charter)



                   DELAWARE                                     77-0294597
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)



                980 UNIVERSITY AVENUE, LOS GATOS, CA 95030-2375


          (Address of principal executive offices, including zip code)



                                 (408) 399-8200


              (Registrant's telephone number, including area code)



        Securities registered pursuant to Section 12(b) of the Act: NONE


Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



     The approximate aggregate market value of the Common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market System on March 25, 1996 was $111,637,000.



     The number of shares of Common Stock outstanding as of March 25, 1996 was 13,339,633.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS.

THE COMPANY


     The Company was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to Metricom, Inc. and its subsidiaries. The Company's executive offices are located at 980 University Avenue, Los Gatos, California 95030-2375, and its telephone number is (408) 399-8200.



     Metricom is a leading provider of wide area wireless data communications solutions. The Company designs, develops and markets wireless network products and services that provide low-cost, high-performance, easy-to-use data communications that can be used in a broad range of personal computer and industrial applications. The Company's networks utilize frequency-hopping, spread spectrum, packet radio technology that operates in the license-free, 902 to 928 MHz frequency band. The Company's Ricochet(R) service provides subscriber-based, wireless data communications and Internet access for users of portable and desktop computers. In September 1995, the Company commenced commercial operation of Ricochet in California's Silicon Valley. As of July 31, 1996, the Company had approximately 3,900 Ricochet subscribers, and it estimates that its San Francisco Bay Area service territory, including Silicon Valley, covered a population of approximately 3.6 million people. The Company's customers include individuals, corporations and educational institutions using Ricochet in a broad range of applications, including wireless access to the Internet, private intranets, local area networks ("LANs"), on-line services and e-mail. The Company believes that a significant market opportunity exists for wide area wireless data communications services that provide fast, functional data transmission at an affordable cost. The Company intends to exploit this opportunity by deploying its Ricochet networks in major metropolitan areas throughout the United States and successfully expanding the Ricochet subscriber base. The Company also sells its UtiliNet(R) products, which provide customer-owned wireless data communications networks for industrial control and monitoring, primarily in the electric utility, waste water and natural gas industries.



     This Form 10-K contains forward-looking statements that involve risks and uncertainties. For example, such statements include statements relating to the Company's deployment of its Ricochet networks, strategic relationships business strategy, technological development and other sales, marketing and financial information. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors," as well as those elsewhere in this Form 10-K and any documents actually or deemed to be incorporated herein by reference.


BACKGROUND


     The demand for immediate, convenient and affordable communications, regardless of location, has grown dramatically over the past decade as a result of an ever increasing need for improved productivity and access to information. This demand has been clearly demonstrated by the growth of wireless communications services, such as cellular telephone and paging services. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of domestic cellular telephone subscribers has grown from approximately 91,600 in 1984 to approximately 33.8 million in 1995. In addition, the number of subscribers to paging services, the most successful wireless data communications application to date, has also expanded dramatically, growing from approximately
2.6 million in 1984 to approximately 34.1 million in 1995, according to Economic and Management Consultants International Inc. ("EMCI"). The introduction of Personal Communications Services ("PCS"), which will provide voice and data services, is expected to further increase the demand for wireless communications services. While the attributes of cellular telephone, paging and PCS services are adequate for voice and certain data applications, there is an increasing demand for high data rate, wide area wireless access to large amounts of data, which, the Company believes, will not be cost-effectively met by these services.

     Individuals are increasingly reliant upon the ability to access the large amount of data available on the Internet, private intranets, LANs, on-line services and e-mail. For example, the Internet is being used by businesses for communicating with customers, advertising products and services, publishing product specifications and completing sales transactions, and by individuals for entertainment, access to e-mail, information exchange and discussion groups. According to the findings of International Data Corporation ("IDC"), the number of domestic Internet users is expected to reach approximately 108 million by the end of 1999 from approximately 44 million at the end of 1995. Easy-to-use application software has facilitated broad access to the World Wide Web and its wide array of text, graphics, video and audio content, increasing the popularity of the Internet and the demand for high data rate communications solutions.



     Today's computer users are demanding the ability to work productively and use software application programs even when away from their desktop computer. This trend toward remote computing is reflected in the growing demand for portable computing devices that can be connected to internal and external networks from remote locations. IDC estimates that the total domestic installed base of portable computers will grow to approximately 41.6 million units in 2000 from an estimated 13.2 million units in 1995. The Company believes that a significant opportunity exists to provide low-cost, high-performance wireless data services to portable computer users and others that need to communicate from locations where either convenient access to wired networks, such as the Internet and private LANs, is unavailable or the use of a dedicated phone line is expensive or inconvenient. These users include employees who need to access data while away from their desk, at home or at other locations within their metropolitan areas and students, faculty and staff who need access from various locations in and around the school campus.



     Organizations are also increasingly seeking cost-effective alternatives to traditional wired communications for remote data communications. For example, wireless data communications systems are being used by the electric power, waste water and natural gas industries to efficiently monitor and control processes and functions at remote locations. In addition, wireless data communications solutions have the potential to improve service and reduce costs for applications such as point-of-sale credit card authorization and delivery service dispatch.



     To date, the number of users of existing wireless data communications networks has been limited due to the high cost, low data rates or the difficulty of using such networks. These networks generally employ infrastructures that are expensive to install and expand. In addition, existing wireless networks generally use spectrum licensed by the Federal Communications Commissionn ("FCC"), which, when available, is typically very expensive. Together, these factors have typically resulted in expensive, usage-based pricing structures. Furthermore, these networks usually operate over narrow radio channels, restricting user data rates. Finally, many of these networks use proprietary interfaces, requiring custom applications, thus limiting their ease of use. The Company believes that a significant market opportunity exists for easy-to-use wide area wireless data communications networks that can provide fast, functional data transmission at an affordable cost.


METRICOM SOLUTION


     The Company's Ricochet service provides a low-cost, high-performance, easy-to-use wide area wireless data communications solution for a variety of users, from individuals to large organizations. Ricochet networks employ an innovative network architecture in which frequency-hopping, spread spectrum, digital packet radios are geographically dispersed in a mesh topology. Using patented routing technology, these intelligent network radios transmit data packets wirelessly across the Ricochet network along any of a number of alternative paths until they reach one of the Company's wired access points ("WAPs"), which is connected to a high-speed wired backbone where gateways provide access to other networks such as the Internet. Unlike other wireless data communications networks that use radio frequencies licensed by the FCC, the Company's Ricochet networks were designed to take advantage of license-free, spread spectrum operation in the 902 to 928 MHz frequency band.

     The Company's innovative Ricochet networks provide the following benefits:


     Low Cost. Ricochet employs an efficient network architecture consisting of components that are easy to install and maintain. Because the primary building blocks of the Ricochet network are compact, low-cost network radios, the network is scalable in radio-by-radio increments to provide desired capacity and coverage. In addition, the Company's use of license-free spectrum provides significant cost savings. As a result, the Company believes that it offers solutions that are cost competitive with commonly used wired data communications services and are significantly less expensive than other wireless data communications services. The Company's low, fixed monthly pricing structure ensures that Ricochet subscribers receive a consistent monthly bill, regardless of their usage.



     High Performance. Ricochet offers high-capacity, high data rate, secure data transmission. The Company's efficient use of the 902 to 928 MHz frequency band allows for a large number of simultaneous, independent communications at any given time. With speeds comparable to commonly used wired modems, the Company believes that Ricochet is faster than other existing wireless data communications networks and is the only wide area wireless data network able to meet the high data rate and volume requirements of Internet applications such as web browsing and transferring large data files. The Company believes that its use of frequency-hopping spread spectrum technology, combined with encryption, makes unauthorized interception of data packets difficult and provides greater security than currently available from other wireless data communications services.



     Ease of Use. Ricochet supports operation with standard TCP/IP protocols and the AT command set used by telephone modems. This permits the use of standard third party applications designed to support communication using dial-up telephone lines, such as those for Internet web browsing and access to America Online, AppleLink, CompuServe and Lotus cc:Mail. Ricochet is compatible with most commonly used personal computer hardware and software.


STRATEGY

     The Company's strategy is to establish itself as the preferred provider of wide area wireless data communications solutions. The Company offers low-cost, high-performance wireless access to the Internet, private intranets, LANs, on-line services and e-mail and intends to provide its services in major metropolitan areas across the United States. Key elements of the Company's strategy are as follows:

  DEPLOY RICOCHET NETWORKS IN MAJOR METROPOLITAN AREAS


     The Company plans to deploy regional Ricochet networks in a significant number of major metropolitan areas throughout the United States. As with the markets for cellular telephone and paging services, the Company believes there is a significant market for regional wireless data communications services, and that only a small portion of the total market requires ubiquitous, nationwide coverage. For example, according to the CTIA, only 13% of United States cellular telephone service revenues in 1995 were derived from roaming revenues. Similarly, according to EMCI, only about 3% of United States paging customers in 1994 subscribed to nationwide service. To establish its deployment plans, the Company prioritizes metropolitan areas based on a number of factors, including population size, population density, number of computer users, availability of site agreements for the Company's network infrastructure and strategic value to the Company. The Company's Ricochet service is presently available throughout California's Silicon Valley, in other parts of the San Francisco Bay Area and at eight university campuses across the United States. As of July 31, 1996, the Company estimates that its Ricochet service territory covered a population of approximately 3.6 million people. The Company intends to substantially complete deployment of its Ricochet network in the San Francisco Bay Area in 1996. In early 1996, the Company began to deploy Ricochet networks in the Seattle, Washington, and Washington, D.C. metropolitan areas, and service is expected to begin in both areas in the second half of 1996.



     The Company intends to devote additional personnel to obtaining the site agreements necessary to install its Ricochet network infrastructure. The Company has begun the process of acquiring these agreements well in advance of installation of network equipment in additional metropolitan areas in order to minimize potential delays from lengthy local governmental approval processes. The Company installs most of its Ricochet network radios on street lights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which street lights are located and supply agreements with providers of electricity to power the Company's network radios. The Company also leases space on building rooftops for WAP sites. In the event the Company is unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, it will seek to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. While deploying a large area in this manner could be significantly more expensive than installing radios on street lights, it could reduce the delays historically experienced in the deployment process.



  BROADEN RICOCHET MARKET ACCEPTANCE BY PROVIDING AFFORDABLE, COMPREHENSIVE SOLUTIONS



     To establish broad market acceptance, the Company will continue to provide low-cost, high-performance wireless data communications solutions to users of portable and desktop computers who need access to the Internet, private intranets, LANs, on-line services and e-mail. Unlike many existing wireless networks, the Company offers a low, fixed monthly price for its basic service, which ensures that subscribers receive a consistent monthly bill, regardless of their usage. This is attractive to users who transmit or receive large amounts of data or remain on-line for extended periods of time. For example, the 1995 Commerce Net/Nielsen Internet Demographics Survey revealed that, during a recent three-month period, more than 24 million Americans used the Internet, with the average user on line nearly 5.5 hours each week. Users such as these would benefit from the fixed monthly pricing structure offered by the Company.



     In order to penetrate a broad market, the Company provides a comprehensive solution that incorporates all of the necessary communications and service components required to access the Internet. While customers of other Internet service providers must separately obtain a telephone modem, telephone line, Internet connection and a web browser, the Company provides all of these in one package at a competitive price.


  DEVELOP STRATEGIC RELATIONSHIPS


     The Company intends to accelerate the development, deployment and commercialization of Ricochet by pursuing partnerships and strategic alliances with a variety of companies. For example, the Company has entered into a joint venture with PepData Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, to own and operate a Ricochet network in the Washington, D.C. area. The Company believes that similar joint venture arrangements in other metropolitan areas could provide additional financing and enhance the Company's ability to acquire site agreements more efficiently. For example, such parties could provide detailed knowledge of the right-of-way approval process in various local government jurisdictions. Although the Company intends to concentrate its resources on the deployment of Ricochet in major metropolitan areas in the United States, the Company will also evaluate joint ventures and other strategic alliances to establish Ricochet service internationally.


  MAINTAIN TECHNOLOGICAL INDEPENDENCE


     The Company's networks and subscriber devices utilize proprietary technology that the Company has developed internally. The Company is not dependent upon any of its vendors for the design and development of the core technology embedded in its network equipment and protocols and believes that this represents a significant competitive advantage. While the Company intends to maintain ownership and control of its proprietary technology, it plans to promote the development of additional subscriber devices by entering into licensing arrangements with third parties wishing to develop and manufacture devices intended for use with Ricochet networks.



  DEVELOP VERTICAL AND INDUSTRIAL MARKETS



     The Company intends to develop vertical and industrial markets with data communications needs that can be effectively met by the Company's products and services. Examples of such vertical market opportunities include point-of-sale credit card authorization and delivery dispatch. In industrial markets, the Company will focus on sales of additional UtiliNet products and Ricochet service to support the requirements of customers in the electric, wastewater and natural gas industries.

RICOCHET SERVICE

  NETWORK CHARACTERISTICS


     The Company's Ricochet networks use a wireless data communications infrastructure to provide wide area coverage in metropolitan areas. With speeds comparable to commonly used wired modems, the Company believes Ricochet is faster than other existing wireless data communications networks. Individual subscribers access the network with wireless portable radio modems that connect to the serial port of a computer or personal digital assistant ("PDA"). Ricochet also supports wireless communications from other devices, such as point-of-sale terminals, that can incorporate or connect to a portable radio modem.



     The primary elements of a Ricochet network are compact, inexpensive network radios that are deployed on street lights, utility poles and building roofs in a geographical mesh pattern. The Company's meshed network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. In addition, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network or WAP radios where needed. Network radios are quickly and easily installed since no wired communications line is required and power is normally obtained directly from the street light. A WAP, which typically incorporates eight WAP radios to provide the required capacity, provides service to clusters of up to 140 network radios. The WAP and its associated WAP radios typically provide coverage for up to a 25 square mile area. All of the WAPs in the Ricochet network are interconnected with a high-speed frame relay wired backbone. This wired backbone provides access points to the public switched telephone network, gateways to other networks such as the Internet, private intranets and LANs, which provide e-mail and value-added services.



     A data packet transmitted by a subscriber's Ricochet wireless modem travels through one or more network radios wirelessly to a WAP where it is routed to its destination over the wired backbone. The network is designed so that a data packet typically requires no more than one or two hops through network radios before reaching a WAP. Destinations may include another Ricochet modem anywhere in the Ricochet network, a public packet-switched network like the Internet, a private intranet, a LAN or an on-line service. In addition, Ricochet modems can support communications with one another without accessing network radios, provided that they are close enough to establish a direct radio connection. Network performance is currently monitored and controlled by the Company's network operations facility located in Houston, Texas. As the extent and complexity of the Ricochet network grows, certain network management activities will be distributed throughout the network to provide redundancy and limit administrative communications over the network.



     Ricochet supports operation with standard protocols and interfaces. This permits the use of software applications intended to communicate over dial-up telephone lines for access to the Internet, private intranets, LANs, on-line services and e-mail.

  NETWORK DEPLOYMENT



     The network deployment process consists of obtaining site agreements, including lease, supply and right-of-way agreements, designing the network configuration, acquiring and installing the network infrastructure and testing the network. The Company believes that deploying the initial service territory in a metropolitan area of approximately 650 square miles with a population of approximately 2.1 million people (an "average metropolitan area," which is equivalent to an average of the 50 largest Urbanized Areas, as defined by the U.S. Bureau of the Census), will take approximately 12 to 18 months depending on numerous factors, the most time-consuming of which is obtaining the necessary site agreements. Once the necessary site agreements have been obtained, installing the network infrastructure and testing the network can typically be completed in a relatively short period of time. The service territory in a metropolitan area will typically be expanded beyond the initial service territory as additional site agreements are obtained and as the market for the Company's service expands.



     The Company believes that the total cost to deploy the initial service territory in an average metropolitan area will be approximately $5 million to $7 million depending on a variety of factors, including the size of the area to be deployed, topology, density and construction of buildings and costs associated with availability of site agreements. The Company believes that, for an average metropolitan area, the cost of efforts to obtain the necessary site agreements and design the network configuration will be approximately $500,000 to $1 million. These costs primarily consist of personnel costs and are generally expensed as incurred. The cost to acquire and install the network equipment will be approximately $4.5 million to $6 million depending on the factors discussed above. These costs are capitalized. As the deployment process progresses, the Company begins to incur rent and communications costs associated with the installed equipment before revenues are generated. These costs, which are not expected to be significant, are expensed as incurred.


  MARKETING, SALES AND SUPPORT


     The Company has targeted a number of specific markets with demonstrated data communication needs that can be effectively addressed by Ricochet. These markets include individuals, corporations and students, faculty and staff at educational institutions. The Company is building awareness in its markets through regionally focused public relations activities, print and radio advertising, attendance at trade shows and exhibits, direct mail campaigns and subscriber referral programs. The Company utilizes direct sales representatives primarily to target key corporate accounts, such as Hewlett-Packard Company and Sun Microsystems, Inc., where users of portable computers are currently using Ricochet to access the Internet, private intranets and LANs. The Company sells its services to individuals in metropolitan areas and to students, faculty and staff at educational institutions through telephone sales, direct sales representatives and a limited number of independent dealers and retailers. The Company intends to increase the number of independent dealers and retail outlets in the future and may also sell its products and service through resellers.



     Because the Company believes that a predictable service price is important to establishing broad market acceptance, the Company does not currently intend to impose usage-based pricing for its basic service, unlike many existing wireless networks. As of March 29, 1996, to access the Ricochet network and receive unlimited Internet access, subscribers typically pay a $45.00 activation fee and a fixed monthly fee of $29.95 for the basic service package. Additional subscriber charges are incurred for value-added services such as premium e-mail, fax and access to the public switched telephone network. Subscribers are also required to rent or purchase a Ricochet modem from the Company. Currently, subscribers may rent the modem for $10.00 per month or, with a year's subscription, purchase the modem for $299.00.


     The Company provides timely, high quality customer service and technical support to meet the needs of its customers. The Company offers customer service and technical support through a toll-free telephone number and World Wide Web-based support tools. The Company believes that a high level of customer service and technical support is essential to its business and expects to incur significant expenditures in the future to increase its service and support capabilities.

  COMPETITION



     Competition in the market for wide area wireless data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing wireless data communications services and products using competing technologies. Two wireless data communications network services, ARDIS and RAM Mobile Data Networks ("RAM"), are widely installed and operating across the United States and in some foreign countries. Cellular Digital Packet Data ("CDPD") is either installed or being installed in a number of metropolitan areas and analog cellular networks are widely available throughout the United States. Additional competition is expected from companies that currently provide paging services and from emerging providers of PCS. Most of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance than Ricochet, which could render Ricochet obsolete or noncompetitive.



     Competition in the market for wide area wireless data communications services is based primarily on cost of service, data rate, ease of use, including compatibility with existing applications, cost and size of modems, extent of coverage, customer support, security and effectiveness of distribution channels and marketing strategies. Compared to ARDIS and RAM, the Company believes that Ricochet has advantages with respect to cost, data rate, ease of use and security. However, the Company recognizes that ARDIS and RAM currently have advantages with respect to cost and size of subscriber equipment, extent of coverage and customer support. Compared to CDPD and analog cellular, the Company believes that Ricochet has advantages with respect to cost, security and data rate. However, the Company recognizes that CDPD and analog cellular currently have advantages with respect to extent of coverage and customer support. The Company's ability to compete on the basis of support services and extent of coverage will be determined by the growth of the Ricochet business, which cannot be reliably estimated.



     A broad market for wireless data communications services has not yet developed. In order for the market to develop and for wireless services to compete effectively with widely available wired solutions, the Company believes that wireless data communications services will need to provide data rates and functionality comparable to those of the predominant mode of wired communications at an affordable cost, without compromising ease of use. The Company believes that its Ricochet service is comparable to the commonly used wired solutions with respect to data rate, functionality, ease of use and cost while providing the additional advantage of portability.



     In addition, the Company's Internet access services compete with those offered by a large number of companies. Many of these companies have had significantly more experience offering such services than the Company. Several of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. Certain competitors could choose to offer Internet access services at a price substantially below the cost of providing such services. Such actions would place the Company at a substantial competitive disadvantage.


STRATEGIC PARTNERSHIPS


     The Company has entered into a joint venture with PepData to own and operate a Ricochet network in the Washington, D.C. area. PepData will finance up to $7 million of the cost of deploying Ricochet in the Washington, D.C. metropolitan area in exchange for a 20% ownership interest in the joint venture. The Company provides all management, marketing, sales, network installation, operations, maintenance, administrative and other services for the joint venture and, subject to certain limitations, is reimbursed for such services by the joint venture.



     The Company has entered into a memorandum of understanding with another party to install and operate a Ricochet network in a portion of a metropolitan area in the Northeast. Pursuant to the memorandum of understanding, the Company will receive $2.5 million as it deploys this Ricochet network, plus a five-year contract for 1,000 subscribers upon reaching a certain milestone. Also pursuant to the memorandum of understanding, the strategic partner will receive, subject to certain regulatory approvals, an option to purchase 20% of the ownership interest in the Company's subsidiary, which will be formed to own the proposed network, upon the payment of an additional $2.5 million.



     In both of these cases the joint venture partner makes capital contributions up to the maximum amount specified and, subject to acquiring necessary site agreements, periodically in accordance with a predefined schedule. In addition, there is a provision for a preferential distribution of cash to the joint venture partner until such time that the initial investment is recovered through the operations of the joint venture.


UTILINET NETWORKS


     The Company's UtiliNet products provide customer-owned wireless data communications networks for industrial control and monitoring, primarily in the electric utility, wastewater and natural gas industries. UtiliNet networks provide high-capacity, reliable, secure, two-way wireless data communications for multi-point-to-multi-point communications over large geographic areas. UtiliNet is designed to be easy to install, operate and expand, making it suitable for sale to industrial customers that require privately owned and operated networks. A UtiliNet network may be accessed at any packet radio through the Company's proprietary software products or through software products designed by third parties to work with UtiliNet. In a similar manner, many application devices such as remote terminal units, meters or other controls and monitoring equipment from third parties are compatible with the UtiliNet network. In addition to direct sales, marketing programs are underway in UtiliNet's main markets to recruit system integrators and value added resellers.


     The Company believes that the principal competitive factors in the markets served by UtiliNet are the ability to interface with and support other companies' products, the capabilities and characteristics of products and systems, customer support capabilities and price. The Company believes that it competes favorably with respect to the ability to interface with and support other companies' products and capabilities and characteristics of products and systems, and that it has improved its competitive position with respect to customer support and price. However, a number of competitors have substantially greater financial, technical and marketing resources than the Company, offer products or have announced new products that provide or, when available, will provide many of the capabilities of the UtiliNet product line. There can be no assurance that the Company's competitors will not succeed in developing services or products that are more effective than UtiliNet, that would render UtiliNet obsolete or non-competitive, or that would be priced more competitively than UtiliNet.

TECHNOLOGY


     Unlike other wireless data communications networks that use radio frequencies licensed by the FCC exclusively to specific users, the Company's networks were designed to take advantage of FCC regulations that permit license-free, spread spectrum operation in the 902 to 928 MHz frequency band. The Company believes that the use of license-free, spread spectrum technology enables the Company to expand coverage more easily, due in part to the increasing difficulty and cost of obtaining exclusive FCC licenses.



     The Company's networks utilize a hardware and software platform based on spread spectrum, digital, packet-switched radio technology. In packet-switched networks such as the Company's and the Internet, data is communicated in discrete units called packets rather than in a continuous stream. Network radios are the primary component of the hardware platform and are geographically dispersed in a mesh topology. The Company's meshed network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. If interference is encountered on any given channel, the radio automatically hops to another channel. A high level of security is offered by the frequency-hopping pattern of the Company's spread spectrum technology, which makes interception of data packets by unauthorized users difficult. In 1996, the Company incorporated encryption capability into the Ricochet service to provide an additional level of security.


     The Company believes that the mesh topology used in its networks provides certain advantages over the more typical star topology, where all communications are required to pass through one or more central base stations or hubs. In a star topology system, congestion and impaired signal communications because of weak signal strength must generally be addressed by installation of another hub, typically a costly and time consuming process. With the Company's networks, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network or WAP radios where needed.



     The Company's patented, software-based, radio-to-radio routing method is based on the geographic address of each radio, eliminating the need for static routing tables. Through a built-in acquisition routine, network radios communicate with neighboring network radios to learn their identity, geographic location, how well they can communicate with each other and the frequencies where they can be found at any particular point in time. When this process is complete, a network radio sends data packets by adjusting its transmit frequency to the receive frequency of the intended receiving radio. In the course of network operation, if a network radio is unavailable or out of service, a data packet being transmitted across the network is immediately rerouted along another path by the transmitting radio.


RESEARCH AND DEVELOPMENT


     The Company intends to maintain technology leadership by continuing significant investment in research and development of its networking products. The Company focuses its resources on enhancements and improvements to the technology employed by the Company's networks, primarily that used by Ricochet networks, and to develop complementary technology. The Company also intends to invest significant resources to develop various types of subscriber devices that will address the evolving requirements of the Company's customers and the equipment and applications they use. The markets in which the Company participates and intends to participate are characterized by rapid technological change. The Company believes that it will for the foreseeable future be required to make significant investments of resources in research and development in order to continue to enhance its services and products. Research and development expense was $3.3 million, $8.7 million and $9.1 million in 1993, 1994 and 1995, respectively. Failure by the Company to anticipate or respond adequately to changes in technology or customer preferences or any significant delays in product development or introduction could have a material adverse effect on the Company's business, financial condition and operating results.



     The Company recently purchased an option (the "Option") to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band (the "License"). The Company paid $700,000 for the Option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the License, of which $500,000 had been loaned as of July 31, 1996. The Option, which terminates in January 1997, may be extended until July 1997 under certain circumstances upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the Option includes a combination of cash and stock valued at $7.3 million in the aggregate. The transaction is the subject of pending litigation, the outcome of which could have a material adverse effect on the Company's financial condition or operating results. See "Risk Factors -- Risks Relating to Potential Acquisition of Overall Wireless and Related Legal Proceedings" and "-- Pending Litigation."



     In the event that the Option becomes exercisable and is in fact exercised by the Company, the Company intends to use the License to provide enhancements to its Ricochet networks, which could include "wake-up" features that would extend the battery life of Ricochet devices and short messaging capabilities that could improve the "reach" of the Ricochet network significantly. The License could also enable the Company to offer additional wireless services such as low-cost telemetry, two-way paging and a wireless return path for wireless cable customers. All of such uses would require significant engineering efforts by the Company to develop satisfactory equipment for 220 MHz operations. In addition, the FCC rules governing the spectrum covered by the License currently permit only mobile voice communications and would not permit the uses of the License proposed by the Company. If, by January 1, 1997, the FCC rules are not changed to permit such activities or the FCC has not approved the transfer of the License to the Company, the Company can terminate the Option and obtain a refund of $350,000. See "Federal Communications Commission Regulation."

MANUFACTURING


     The Company's printed circuit boards and other subassemblies are assembled on a contract basis by local manufacturers. Final assembly and test operations are performed internally. The Company believes that it has or can develop adequate capacity to meet forecasted demand for Ricochet products and UtiliNet networks at least through 1996. However, if customers begin to place large orders for the Company's products or if the Company decides to accelerate deployment of Ricochet, the Company's present manufacturing capacity may prove inadequate. To be successful, the Company's products and components must be manufactured in commercial quantities at competitive cost and quality. The Company's long-term manufacturing strategy is to supplement its manufacturing capabilities by increasing outsourcing of product assembly and test and by licensing other companies to manufacture certain of the Company's products. In the future, the Company will be required to achieve significant product and component cost reductions. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms and if product and component cost reductions are not achieved, the Company's competitive position, and the ability of the Company to achieve profitability, could be materially impaired.



     The Company generally uses standard component parts that are available from multiple sources. However, certain component parts used in the Company's products are available only from sole or limited source vendors. The Company's reliance on these sole or limited source vendors involves certain risks, including the possibility of a shortage of certain key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. The Company has in the past experienced delays in its ability to obtain certain key component parts from suppliers. In the event of future supply problems from the Company's sole or limited source vendors, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products and to implement its services.



PATENTS AND LICENSES



     The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has been issued 20 patents in the United States, which expire on dates between 2004 and 2014. As of March 29, 1996 foreign corresponding patents of one domestic patent have been granted so far in nine foreign countries, and other foreign and domestic patents are pending. The Company has applied for patents covering several other features of the Company's current products. However, there can be no assurance that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company or that may be issued in the future will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. The Company is not aware of any infringement of its patents by others.



     Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company does not believe that its patent position has as much significance as other competitive factors. See "Competition." However, these patents may not preclude competitors from developing equivalent or superior products and technology to those of the Company. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests.



     The Company also pays license fees to third parties, such as Netscape Communications Corporation, RSA Data Security Inc., Counterpoint Systems Foundry, Inc. and NetManage, Inc. for rights to use or incorporate certain software or technology in its products. Such payments are typically based on products shipped. In addition, the Company pays a royalty to Southern California Edison ("SCE") based on sales and internal use of products incorporating technology developed with funding from SCE pursuant to the Company's development agreement with them.

FEDERAL COMMUNICATIONS COMMISSION REGULATION


     The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act of 1934, as amended (the "Communications Act"), regulates non-government use of the electromagnetic spectrum in the United States, including the 902 to 928 MHz frequency band currently used by the Company's radio products. Part 15 of the FCC's regulations (47 C.F.R. sec. 151 et seq.) specifies frequency bands in which the operation of certified radio equipment is permitted without a license. The Company has designed its products to conform to, and be certified under, the FCC's Part 15 spread spectrum rules.



     License-free operation of the Company's products and other Part 15 products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band, including industrial, scientific and medical equipment, the United States government applications and, in certain instances, location and monitoring systems and amateur radio services. The Company's products must not cause harmful interference to any non-Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 Mhz band becomes unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.



     The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in the licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, Metricom could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. The FCC has issued a Notice of Proposed Rule Making concerning amendment of the rules for Part 15 spread spectrum transmitters to expand the ability of equipment manufacturers to develop spread spectrum systems for unlicensed use. While the Company believes that the proposed rules will not have any significant adverse impact on its operations, there can be no assurance that the FCC will not take regulatory action in this proceeding which will result in material adverse effects on the Company.



     The FCC recently adopted rules for location and monitoring system ("LMS") services that are, in certain instances, senior to the Company's unlicensed operation in the 902 to 928 Mhz band because they are licensed. While the Company believes that there are sufficient means to mitigate harmful interference by its networks to this service, there can be no assurance that the operation of one or more of the Company's network installations at particular locations would not be adversely affected. These rules are currently under reconsideration by the FCC. While the Company believes that the revised rules ultimately adopted by the FCC will serve to further minimize any impact LMS will have on present license-free use of the band, there can be no assurance that the FCC will not take regulatory action in this proceeding that would have a material adverse effect on the Company's business, financial condition or operating results.



     The FCC has also solicited comments on a private entity's proposal to allow Wind Profiler Radar Systems in the 902 to 928 Mhz frequency band. While not currently the subject of proposed rules, if the FCC proposes and ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company.



     The Company recently purchased an option to acquire a corporation that holds a nationwide wireless communications license issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. Before the license can be transferred to the Company, Overall Wireless must construct 40% of the system, and the FCC must approve the transfer. Operation in the licensed service is governed by Part 90 of the FCC's rules (47 C.F.R. sec. 90.01 et seq.). At present, these rules permit only mobile voice communica-tions. The Company is interested in using the 220 MHz license for communications that are not currently authorized under Part 90, but that are proposed in a current Notice of Proposed Rule Making. While the Company believes that the system will be sufficiently constructed, that the FCC will approve the license transfer, and that the FCC will adopt 220 MHz rules as proposed, there can be no assurance that the FCC will not take action that would significantly affect the Company's investment in Overall Wireless and the Company's ability to develop 220 MHz equipment to perform as desired. There also can be no assurance, even if the FCC adopts 220 MHz rules, as proposed, that the Company will be able to develop satisfactory equipment for 220 MHz operations. There also can be no assurance that the plaintiff in the pending litigation will not delay or be successful in challenging the transfer of the license to the Company. See "Research and Development," and "Risk Factors -- Risks Relating to Potential Acquisition of Overall Wireless and Related Legal Proceedings" and " -- Pending Litigation."



     The FCC is considering proposed rules that may require the Company to make substantial contributions to the Universal Service Fund. While the Company believes that this regulatory action would not have any significant adverse impact on the Company, there can be no assurance that these regulatory actions will not result in material adverse effects on the Company.



STATE REGULATION OF COMMUNICATIONS ACTIVITY


     As a result of the recent amendment to the Communications Act, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.

BACKLOG


     The Company had no backlog at March 31, 1995 and $2.4 million of backlog at March 29, 1996. The Company expects to fill the orders by the end of the third quarter of 1996. Backlog as of any particular date is cancelable at any time without penalty and should not be relied on as an indicator of future revenues.


EMPLOYEES


     As of March 29, 1996, the Company employed approximately 180 people, 163 of whom were based in the United States. Of the total employees, 36 were in manufacturing, 30 were in network operations and deployment, 44 were in research and development, 42 were in sales, marketing and customer support and 28 were in administration. The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of whom might impede the achievement of the Company's development, deployment and commercialization of the Company's products and services. None of these individuals has an employment contract with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.



RISK FACTORS



  Uncertainty Regarding Deployment of Ricochet; Acquisition of Deployment Agreements



     The Company believes that its future success depends on the successful deployment of Ricochet in major metropolitan areas of the United States. Before offering Ricochet service, the Company must complete deployment of the network in a portion of a metropolitan area that is large enough to justify commencement of marketing and sales efforts. The deployment process consists of obtaining site agreements, designing the network configuration, installing the network infrastructure and testing the network. The Company substantially completed deployment of its first Ricochet network in the Silicon Valley portion of the San Francisco Bay Area, in September 1995. After initial deployment and commencement of service in a portion of a metropolitan area, the Company can extend the geographic coverage of the Ricochet network to include additional portions of the metropolitan area, as the Company is currently doing in the San Francisco Bay Area. Deployment has also begun in the Seattle, Washington and Washington, D.C. metropolitan areas. The

Company believes that the deployment of the initial service territory in a metropolitan area equivalent to an average of the 50 largest Urbanized Areas, as defined by the U.S. Bureau of the Census, will take approximately 12 to 18 months depending on a number of factors, including availability of sufficient financial, technical, marketing and management resources, technological feasibility and availability of Ricochet radios and modems. The Company has limited prior experience in deploying and operating a wireless data communications service. Accordingly, there can be no assurance as to the timing or extent of the deployment of Ricochet.



     The construction of the Company's networks will depend, to a significant degree, on the Company's ability to lease or acquire sites for the location of its network equipment and to maintain agreements for such sites as needed. The Company installs most of its Ricochet network radios on street lights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which street lights are located and supply agreements with providers of electricity to the street lights to provide power for the Company's network radios. The process of obtaining these agreements is complex and has caused significant delays in deploying Ricochet networks. Among other factors, the Company must deal separately with each city in which it plans to deploy its network. In some instances, cities have never faced requests similar to the Company's, are reluctant to grant such rights or do not have a process in place to do so. The Company must then meet with various municipal organizations to discuss issues such as pricing, health and safety concerns, traffic disruption, aesthetics and citizen concerns. In the event the Company is unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, it would need to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. Deploying a large area in this manner could be significantly more expensive than installing network radios on street lights and may be restricted or prohibited by a municipality. The Company also leases space on building rooftops for its WAP sites. In connection with the leasing of WAP sites, the Company faces competition with other providers of wireless communication services. The Company expects that the site acquisition process will continue throughout the construction of the Company's networks. Each stage of the process involves various risks and contingencies, many of which are not within the control of the Company and any of which could adversely affect the construction of the Company's networks should there be delays or other problems. See "Strategy" and "Ricochet Service -- Network Deployment."


  Uncertainty of Market Acceptance


     Commercialization of Ricochet is subject to market acceptance risks. A broad market for wide area wireless data communications services has not yet developed. As a result, the extent of the potential demand for Ricochet service cannot be reliably estimated. In addition, the Company has limited experience marketing to individual subscribers. As of July 31, 1996, the Company had approximately 3,900 subscribers. The Company believes that market acceptance depends principally on cost competitiveness, data rate, ease of use, including compatibility with existing applications, cost and size of Ricochet modems, extent of coverage, customer support, marketing, distribution and pricing strategies of the Company and competitors, Company reputation and general economic conditions. Some of the foregoing factors are beyond the control of the Company. If the Company's customer base for Ricochet does not expand as required to support the deployment of additional networks, the Company's business, financial condition and operating results will be materially and adversely affected. In addition, the market for wireless communications services is characterized by a high turnover rate for customers. There can be no assurance that the Company will be able to retain existing or future customers. See "Strategy" and "Ricochet Service -- Marketing, Sales and Support."



  Continuing Net Losses; Negative Cash Flow



     The Company has incurred cumulative net losses since inception to March 29, 1996 of approximately $58 million. During the year ended December 31, 1995 and the three-month period ended March 29, 1996, the Company incurred net losses of approximately $23.5 million and $7.1 million, respectively. The Company expects that net losses and negative cash flow from operating activities will increase in the future as a result of the continued development, deployment and commercialization of its Ricochet networks. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future. In addition, the Company's ability to achieve or sustain positive cash flow from operating activities may be restricted by contractual arrangements with joint venture partners which may limit distributions of cash to the Company from certain joint ventures.


  Capital Needs; Uncertainty of Additional Financing



     The Company intends to continue the development, deployment and commercialization of its Ricochet networks. The timing and amount of capital expenditures may vary significantly depending on numerous factors including market acceptance of Ricochet, availability and financial terms of site agreements for the Company's network infrastructure, availability of Ricochet radios and modems and availability of sufficient management, technical, marketing and financial resources. The Company will need to raise substantial additional funds through the sale of its equity or debt securities in private or public financings or through strategic partnerships in order to extend the deployment and commercialization of Ricochet to a significant number of metropolitan areas. No assurance can be given that additional financing will be available or that, if available, such funding can be obtained on terms favorable to the Company. Should the Company be unable to obtain additional financing, it may be required to scale back the planned deployment of its Ricochet networks and reduce capital expenditures, which would have a material adverse effect on the Company's business, financial condition and operating results.



  Risks of Developing Technology



     Neither Ricochet nor UtiliNet networks have been in commercial operation for an extended period of time. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the development of its technology and products. Significant risks remain as to the technological performance of the Company's services and products. These include, for example, firmware failures, problems associated with large-scale deployment, inability of networks to meet expected performance in data rate, latency, capacity and range, hardware reliability and performance problems, problems associated with links between Ricochet network radios, WAPs, the wired backbone and other wired networks, excessive interference with or by the Company's networks, failure to receive FCC certification, inability to reduce product size and cost and timing of completion of development. Given the limited deployment of Ricochet to date there can be no assurance that selected Ricochet network components will be adequate to meet the geographic and radio frequency propagation characteristics of new areas of development. For example, in mid-1995 because of network performance problems discovered during the initial deployment of the Ricochet network in the Silicon Valley, the Company had to redesign certain portions of its Ricochet radios and modems to improve transmission and reception quality and upgrade all of the radios that had been deployed to date. Delays in implementation of the Company's networks as a result of technical difficulties could have a material adverse effect on the Company's business, financial condition and operating results. See "Technology" and "Federal Communications Commission Regulation."


  Highly Competitive Industry


     Competition in the market for wide area wireless data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing wireless data communications services and products using competing technologies. Two wireless data communications network services, ARDIS and RAM, are widely installed and operating across the United States and in some foreign countries. CDPD is either installed or being installed in a number of metropolitan areas and analog cellular networks are widely available throughout the United States. Additional competition is expected from companies that currently provide paging services and from emerging providers of PCS. Most of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance, which could render Ricochet obsolete or noncompetitive.



     A broad market for wide area wireless data communications services has not yet developed. In order for the market to develop and for wireless services to compete effectively with widely available wired solutions, the Company believes that wireless data communications services will need to provide data rates and functionality comparable to those of the predominant mode of wired communications at an affordable cost without compromising ease of use.



     In addition, the Company's Internet access services compete with those offered by a large number of companies. Many of these companies have had significantly more experience offering such services than the Company. Several of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. Certain competitors could choose to offer Internet access services at a price substantially below the cost of providing such services. Such actions would place the Company at a substantial competitive disadvantage.



     A number of competitors have substantially greater financial, technical and marketing resources than the Company, offer products or have announced new products that provide or, when available, will provide many of the capabilities of the UtiliNet product line. There can be no assurance that the Company's competitors will not succeed in developing services or products that are more effective that UtiliNet, that would render UtiliNet obsolete or non-competitive, or that would be priced more competitively than UtiliNet. See "Competition" and "UtiliNet Networks."


  Technological Change


     The market for data communications systems is characterized by rapidly changing technology and evolving industry standards in both the wireless and wireline industries. The Company's success will depend to a substantial degree on its ability to develop and introduce in a timely and cost-effective manner enhancements to its existing systems and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates, such as those provided by wired solutions like Integrated Services Digital Network ("ISDN"), may affect customer perceptions as to the adequacy of the Company's services and may also result in the widespread development and acceptance of applications that require a higher data rate than the Company's Ricochet service currently provides. There can be no assurance that the Company's technology or systems will not become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new products and services and achieve market acceptance in a timely manner, its business, financial condition and operating results could be materially and adversely affected.



  Federal and State Regulation of Communications Activities



     The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 to 928 MHz frequency band currently used by the Company's radio products. Part 15 of the FCC's regulations (47 C.F.R. sec. 151 et seq.) specifies frequency bands in which the operation of certified radio equipment is permitted without a license. The Company has designed its products to conform to, and be certified under, the FCC's Part 15 spread spectrum rules.



     License-free operation of the Company's and other Part 15 products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band, including industrial, scientific and medical equipment, the United States government and, in certain instances, location and monitoring systems and amateur radio services. The Company's products must not cause harmful interference to any non-Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and operating results could be materially and adversely affected.


     The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in the licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all.



     The FCC recently adopted rules for LMS services that are, in certain instances, senior to the Company's unlicensed operation in the 902 to 928 MHz band because they are licensed. While the Company believes that there are sufficient means to mitigate harmful interference by its networks to this service, there can be no assurance that the operation of one or more of the Company's network installations at particular locations would not be adversely affected. These rules are currently under reconsideration by the FCC. While the Company believes that the revised rules ultimately adopted by the FCC will serve to further minimize any impact LMS will have on present license-free use of the band, there can be no assurance that the FCC will not take regulatory action in this proceeding that would have a material adverse effect on the Company's business, financial condition or operating results.


     As a result of the recent amendment to the Communications Act, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.


     The Company recently purchased the Option to acquire Overall Wireless, a corporation that holds a nationwide wireless communications license, issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. Before the license can be transferred to the Company, Overall Wireless must construct 40% of the system, and the FCC must approve the transfer. Operation in the licensed service is governed by Part 90 of the FCC's rules (47 C.F.R. sec. 90.01 et seq.). At present, these rules permit only mobile voice communications. The Company is interested in using the 220 MHz license for communications that are not currently authorized under Part 90, but that are proposed in a current Notice of Proposed Rule Making. There can be no assurance that the FCC will approve the license transfer or that the FCC will not take action that would significantly affect the Company's investment in Overall Wireless. See "-- Risks Relating to Potential Acquisition of Overall Wireless and Related Legal Proceedings" and "Federal Communications Regulation."



     On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, files comments on the proposed rules. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially adversely affected. See "FCC Regulation."



  Risks Relating to Potential Acquisition of Overall Wireless and Related Legal Proceedings



     The Company recently purchased an option to acquire Overall Wireless, a corporation that holds a nationwide, wireless communications license issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the Option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the License, of which approximately $500,000 had been loaned as of July 31, 1996. The Option, which terminates in January 1997, may be extended until July 1997 under certain circumstances upon payment by the Company of an additional

$500,000. The additional consideration payable upon exercise of the Option includes a combination of cash and stock valued at $7.3 million in the aggregate.



     The transaction is the subject of pending litigation challenging the right of Overall Wireless to transfer any interest in the License to the Company and naming both parties as defendants. See "Legal Proceedings." The plaintiffs have requested specific performance including the potential transfer of the license to them, subject to the approval of the FCC. Although the Company is entitled to indemnification with respect to the litigation by the principal shareholder of Overall Wireless, the plaintiffs have requested damages in excess of $100 million and it is possible that the indemnitor will not have sufficient assets to reimburse the Company for any damages awarded. In September 1996, the Company was dismissed from the action for lack of jurisdiction. See "-- Pending Litigation" and "Legal Proceedings."



     The Company's ability to exercise the Option is subject to Overall Wireless' completion of construction of 40% of the system prior to July 29, 1997, the subsequent filing of an application to transfer the License with the FCC and the approval by the FCC of the application, which approval process typically takes from three to six months. While the Company believes that the requisite construction will be completed on time, that the FCC will consent to the assignment of the License and that the FCC will adopt 220 MHz rules as proposed, there can be no assurance that the FCC will not take action that would significantly affect the Company's investment in Overall Wireless and the Company's ability to develop 220 MHz equipment to perform as desired. There also can be no assurance that the pending litigation will not delay or defeat FCC action on the license transfer application, and there can be no assurance even if the FCC takes favorable action, that the Company will be able to develop satisfactory equipment for 220 MHz operations. Accordingly, the Option may expire prior to becoming exercisable. In the event that the Company does not exercise the Option or terminates it due to the failure of certain conditions, the Company must pay a termination fee of up to $2 million, which may be paid through cancellation of indebtedness of Overall Wireless. See "Research and Development."



     In the event that the Option becomes exercisable and is in fact exercised by the Company, the Company intends to use the License to provide enhancements to its Ricochet networks, which could include "wake-up" features that would extend the battery life of Ricochet devices and short messaging capabilities that could improve the "reach" of the Ricochet network significantly. The License could also enable the Company to offer additional wireless services such as low-cost telemetry, two-way paging and a wireless return path for wireless cable customers. All of such uses would require significant engineering efforts by the Company to develop satisfactory equipment for 220 MHz operations. In addition, the FCC rules governing the spectrum covered by the License currently permit only mobile voice communications and would not permit the uses of the License proposed by the Company. If, by January 1, 1997, the FCC rules are not changed to permit such activities or the FCC has not approved the transfer of the License to the Company, the Company can terminate the Option and obtain a refund of $350,000. See "-- Federal and State Regulation of Communications Activities" and "FCC Regulation."


  Uncertainty of Proprietary Rights


     The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. As of March 29, 1996, the Company has been issued 20 patents in the United States, which expire on dates between 2004 and 2014. Corresponding patents of one domestic patent have been granted so far in nine foreign countries, and other foreign and domestic patents are pending. The Company has applied for patents covering several other features of the Company's current products. However, there can be no assurance that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. There can be no assurance that any patents issued to the Company or that may be issued in the future will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. In addition, there can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. Litigation to defend and enforce the Company's proprietary rights could result in substantial costs and diversion of resources and could have a material adverse effect on the

Company's business, financial condition or operating results regardless of the final outcome of such litigation. See "Proprietary Rights."


  Management of Growth


     Management of growth is especially challenging for a company with a short operating history and the failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and operating results. Development, deployment and commercialization of Ricochet has required and will continue to require management of a number of operational activities in which the Company has little or no prior experience, including the administration of its subscriber base, maintenance and support of Ricochet hardware and software and management of Company activities and properties in dispersed locations. There can be no assurance that the Company will be able to manage the growth of its business successfully. See "Strategy" and "Management."



  Pending Litigation



     In US MobilComm Inc., et al. ("US MobilComm") v. Warren, et al., an action filed in the United States District Court for the Western District of Oklahoma in September 1994, US MobilComm alleged that Overall Wireless breached an oral agreement to transfer an interest in its national FCC license. In May 1996, US MobilComm filed an amended complaint naming the Company as a defendant, alleging that the Company tortiously interfered with its oral agreement with Overall Wireless. US MobilComm seeks specific performance, including transfer of the license to them, subject to the approval of the FCC, and alleges damages for, among other things, lost revenues, profits and business opportunities in excess of $100 million. Although the Company is entitled to indemnification with respect to the litigation by the sole stockholder of Overall Wireless, it is possible that the indemnitor will not have sufficient assets to reimburse the Company for any damages awarded. While management believes that the allegations are without merit and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance to that effect. In September 1996, the Company was dismissed from the action for lack of jurisdiction.


  Quarterly Fluctuations


     The Company has recognized product revenues for only a limited period and most of such revenues have been associated with UtiliNet. The Company's product revenues have historically fluctuated from quarter to quarter based on such factors as the timing of significant customer orders, the timing of product shipments, customer buying patterns and general trends in the economy. The procurement process of the Company's electric utility customers is lengthy and may involve competing capital budget considerations, making the timing of product revenues from sales of UtiliNet difficult to predict. In addition, Ricochet is at an early stage of development, and as a result the timing or degree of success of Ricochet cannot be reliably predicted. It is not known whether revenues from Ricochet, if any, will be subject to seasonal or periodic fluctuations. As a result, the Company expects that quarter-to-quarter performance will fluctuate for the foreseeable future and, consequently, that quarter-to-quarter comparisons may not be meaningful.



  Dependence on Southern California Edison



     The Company has relied to date primarily on SCE as the principal source of its revenues. Revenues from SCE accounted for 79%, 84%, 72% and 73% of the Company's total revenues in 1993, 1994, 1995 and for the three-month period ending March 29, 1996, respectively. As of March 29, 1996, SCE is the only company that has made a commitment to purchase a large volume of the Company's products. Thus, the benefits of large-scale, commercial deployment of UtiliNet have not been fully demonstrated. There can be no assurance that other companies will adopt UtiliNet or that the Company will be successful in marketing UtiliNet to other industries.

  Dependence on Key Personnel


     The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of whom might impede the achievement of the Company's business objectives. None of these individuals has an employment contract with the Company. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to the Company's success. If the Company's Ricochet business grows, the Company will also need to recruit a significant number of management, technical and other personnel for such business. Competition for employees in the Company's industry is intense. Although the Company believes that it will be successful in attracting and retaining skilled and experienced personnel, there can be no assurance that the Company will be able to continue to attract and retain such personnel on acceptable terms. See "Employees."


  Limited Manufacturing Experience and Capability; Inventory Management


     The Company has limited experience in large-scale manufacturing. The Company's printed circuit boards and other subassemblies are assembled on a contract basis by local manufacturers. Final assembly and test operations are performed internally. The Company believes that it has or can secure adequate capacity to meet forecasted demand for Ricochet products and UtiliNet networks for at least the next 12 months. However, if customers begin to place large orders for the Company's products or if the Company decides to accelerate deployment of Ricochet, the Company's present manufacturing capacity may prove inadequate. To be successful, the Company's products and components must be manufactured in commercial quantities at competitive cost and quality. The Company's long-term manufacturing strategy is to supplement its manufacturing capabilities by increasing outsourcing of product assembly and test and by licensing other companies to manufacture certain of the Company's products. In the future, the Company will be required to achieve significant product and component cost reductions. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms and if product and component cost reductions are not achieved, the Company's competitive position, and the ability of the Company to achieve profitability, would be materially impaired.



     Effective inventory management requires the Company to accurately forecast demand for its services and products and to adequately take into account the introduction of new or replacement products. Failure to manage this process effectively could result in insufficient inventory to meet demand, thereby limiting revenues and deployment of Ricochet networks, or in excess inventory that may become obsolete before it is sold, either of which could have a material adverse effect on the Company's business, financial condition or operating results. See "Manufacturing" and "Competition."


  Sole Sources of Supply


     The Company generally uses standard component parts that are available from multiple sources. However, certain component parts used in the Company's products are available only from sole or limited source vendors. The Company's reliance on these sole or limited source vendors involves certain risks, including the possibility of a shortage of certain key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. The Company has in the past experienced delays in its ability to obtain certain key component parts from suppliers. In the event of future supply problems from the Company's sole or limited source vendors, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products and to implement its services. See "Manufacturing."


  Volatility of Stock Price

     The market price of the Company's Common Stock has been volatile and may be volatile in the future. Future announcements concerning the Company or its competitors, including technological innovations, new commercial products, status of network implementation, government regulations, proprietary rights or product or patent litigation, operating results and general market and economic conditions may have a significant impact on the market price of the Company's Common Stock. In addition, any delays or difficulties in establishing Ricochet or attracting Ricochet subscribers are likely to result in pronounced fluctuations in the market price of the Company's Common Stock.



ITEM 2 -- PROPERTIES.



     The largest part of the Company's operations and its headquarters are located in approximately 66,000 square feet of leased office and manufacturing space located in Los Gatos, California. The lease on this space expires in January 2004. The Company believes this space will provide the office and manufacturing space that will be required for anticipated increases in the Company's business activity over the next year. The Company also leases approximately 13,000 square feet for its product development facility in Vancouver, Canada, pursuant to a lease which expires in June 2002, and approximately 10,000 square feet for its network operations facility in Houston, Texas pursuant to a lease which expires in the year 2000. The Company also maintains small offices in Washington and Virginia.



ITEM 3 -- LEGAL PROCEEDINGS



     In US MobilComm Inc., et al. ("US MobilComm") v. Warren, et al., an action filed in the United States District Court for the Western District of Oklahoma in September 1994, US MobilComm alleged that Overall Wireless Communications Corporation ("Overall Wireless") breached an oral agreement to sell its national Federal Communications Commission ("FCC") license. In May 1996, US MobilComm filed an amended complaint naming the Company as a defendant, alleging that the Company tortiously interfered with its oral agreement with Overall Wireless. US MobilComm seeks specific performance, including transfer of the license to them, subject to the approval of the FCC, and alleges damages for among other things, lost revenues, profits and business opportunities in excess of $100 million. Although the Company is entitled to indemnification with respect to the litigation by the sole stockholder of Overall Wireless, it is possible that the indemnitor will not have sufficient assets to reimburse the Company for any damages awarded. While management believes that the allegations are without merit and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance to that effect. In September 1996, the Company was dismissed from the action for lack of jurisdiction.

                                    PART IV



ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     (a) Index to Financial Statements



     The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants, are submitted in a separate section beginning on page F-1 of this report.



                                                                            PAGE NO.
                                                                            --------
Report of Independent Public Accountants..................................     F-1
Consolidated Balance Sheets as of December 31, 1994 and 1995..............     F-2
Consolidated Statements of Operations for the years ended December 31,
  1993, 1994 and 1995.....................................................     F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1993, 1994 and 1995........................................     F-4
Consolidated Statements of Cash Flows for the years ended December 31,
  1993, 1994 and 1995.....................................................     F-5
Notes to Consolidated Financial Statements................................     F-6



     (b) Reports on Form 8-K



     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.



     (c) Exhibits



  EXHIBIT
   NUMBER
------------
 3.1(1)       Restated Certificate of Incorporation of the Company.
 3.2(1)       Bylaws of the Company
 4.1          Reference is made to exhibits 3.1 and 3.2
 4.2(1)       Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.
 4.3(1)       Specimen stock certificate.
 4.4(5)       Fifth Amendment to Registration Rights Agreement.
 4.5(5)       Sixth Amendment to Registration Rights Agreement.
10.1(1)       Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended November 1, 1993.
10.3(1)(2)    Form of Incentive Stock Option Agreement under the Option Plan.
10.4(1)(2)    Form of Supplemental Stock Option Agreement under the Option Plan.
10.5(1)(2)    Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)       Form of Restricted Stock Purchase Agreement and promissory note under the option Plan.
10.7(1)       Form of Market Stand-Off Agreement between the Company and various holders of
              Common Stock.
10.8(1)(2)    1991 Employee Stock Purchase Plan.
10.9(1)       Form of Co-Sale Agreement between the Company and various holders of Common
              Stock, with related schedule.
10.10(1)      Form of Stock Repurchase Agreement between the Company and various holders of
              Common Stock, with related schedule.
10.11(1)      Form of Series C Preferred Stock Purchase Warrant between the Company and various investors, with related schedule.
10.12(1)      Manufacturing, Supply and Marketing Agreement between the Company, Mitsui &
              Co., Ltd., Mitsui Comtek Corp. and Oi Electric Co., Ltd. dated as of March 12,
              1991.

  EXHIBIT
   NUMBER
------------
10.13(1)      Standard Industrial Lease between the Company and Pen Nom I Corporation dated as of October 17, 1991.
10.14(3)      Agreement between the Company and Southern California Edison dated October 1,
              1992.
10.15(2)(5)   1993 Non-Employee Directors' Stock option Plan, as amended November 1, 1993
              (the "Directors' Plan").
10.16(2)(3)   Form of Supplemental Stock Option under the Directors' Plan.
10.17(4)      Purchase Agreement, dated October 3, 1993, between the Company and Vulcan
              Ventures Incorporated.
10.18(4)      Warrant to Purchase 408,333 shares of Common Stock, dated October 28, 1993.
10.19(4)      Purchase Agreement, dated October 8, 1993, between the Company and Donald H.
              Rumsfeld.
10.20(5)      Common Stock Purchase Warrant for 350,000 shares dated March 25, 1993 granted to Sterling Payot Company.
10.21(5)      Common Stock Purchase Warrant for 100,000 shares dated February 19, 1993 granted to Sterling Payot Company.
10.22(5)      Letter Agreements between the Company and Sterling Payot Company dated February
              19, 1993 and September 15, 1993.
10.23(6)      Purchase Agreement, dated February 18, 1994, between the Company an Microsoft
              Corporation.
10.24(8)      Common Stock Purchase Agreement for 200,000 shares dated September 27, 1994 granted to Sterling Payot Company.
10.25(8)      Letter Agreement between the Company and Sterling Payot Company dated October
              31, 1994.
10.26(7)      Management Agreement of Metricom DC, L.L.C.
23.1          Consent of Independent Public Accountants.
24.1(5)       Power of Attorney.


---------------

(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-46050), as amended.



(2) Management contract or compensatory plan or arrangement.



(3) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1992.



(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended October 1, 1993.



(5) Incorporated by reference from the indicated exhibit in the Company's Form 10-K for the year ended December 31, 1993.



(6) Incorporated by reference from the indicated exhibit in the Company's Form 10-K/A Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1993.



(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1994.



(8) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of October, 1996.



                                            METRICOM, INC.



                                            By:       /s/ William D. Swain


                                                       William D. Swain


                                                 Chief Financial Officer and
                                                           Secretary


                                               (duly authorized representative)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board Of Directors And Stockholders Of Metricom, Inc.:


     We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California

January 24, 1996, except for


Note 9, as to which the


date is May 10, 1996

                                 METRICOM, INC.



                          CONSOLIDATED BALANCE SHEETS


                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1995
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 35,460     $  5,201
  Short-term investments...............................................    33,792       40,090
  Accounts receivable..................................................     2,318          439
  Inventories..........................................................     3,869        4,467
  Prepaid expenses and other...........................................     1,120        1,666
                                                                         --------     --------
     Total current assets..............................................    76,559       51,863
  Property and equipment, net..........................................     8,404       14,923
  Long-term investments................................................    20,336       19,124
  Other assets.........................................................       235          166
                                                                         --------     --------
     Total assets......................................................  $105,534     $ 86,076
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $  1,993     $  3,296
  Accrued liabilities..................................................     1,554        1,796
                                                                         --------     --------
     Total current liabilities.........................................     3,547        5,092
                                                                         --------     --------
Deferred rent..........................................................       471          510
Minority interest......................................................        --          100
Commitments (Note 5)
Stockholders' equity:
  Preferred Stock $.001 par value; Authorized -- 2,000,000 shares;
     Issued and outstanding -- none....................................
  Common Stock, $.001 par value; Authorized -- 20,000,000 shares;
     Issued and outstanding -- 13,291,025 shares on December 31, 1995
     and 12,978,677 on December 31, 1994...............................        13           13
Additional paid-in capital.............................................   129,280      130,831
Unrealized holding gain (loss) on investments..........................      (673)         155
Accumulated deficit....................................................   (27,104)     (50,625)
                                                                         --------     --------
     Total stockholders' equity........................................   101,516       80,374
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $105,534     $ 86,076
                                                                         ========     ========


 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1993         1994         1995
Revenues:
  Product revenues..........................................  $ 8,173     $ 19,580     $  4,995
  Service revenues..........................................       --           27          789
  Development contract revenues.............................    1,884        1,957           --
                                                              -------     --------     --------
     Total revenues.........................................   10,057       21,564        5,784
                                                              -------     --------     --------
Costs and expenses:
  Cost of product revenues..................................    6,401       15,116        3,134
  Cost of service revenues..................................       --        1,244        9,360
  Cost of development contract revenues.....................    1,932        1,890           --
  Research and development..................................    3,256        8,668        9,145
  Selling, general and administrative.......................    5,027        9,695       12,029
                                                              -------     --------     --------
     Total costs and expenses...............................   16,616       36,613       33,668
                                                              -------     --------     --------
Loss from operations........................................   (6,559)     (15,049)     (27,884)
Interest income, net........................................      410        3,300        4,363
                                                              -------     --------     --------
Net loss....................................................  $(6,149)    $(11,749)    $(23,521)
                                                              =======     ========     ========
Net loss per share..........................................  $  (.74)    $   (.96)    $  (1.79)
                                                              =======     ========     ========
Weighted average shares outstanding.........................    8,353       12,202       13,140
                                                              =======     ========     ========


 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                      NOTES     UNREALIZED
                                                                    RECEIVABLE    HOLDING
                                    COMMON STOCK       ADDITIONAL   FROM SALE      GAIN
                                 -------------------    PAID-IN     OF COMMON    (LOSS) ON    ACCUMULATED
                                   SHARES     AMOUNT    CAPITAL       STOCK     INVESTMENTS     DEFICIT      TOTAL
BALANCE, DECEMBER 31, 1992.....    7,974,237   $  8     $ 25,027      $ (90)       $  --       $  (9,206)   $15,739
Sale of common stock...........    1,241,667      1       18,596         --           --              --     18,597
Common stock issued to
  employees....................       44,241     --          248         --           --              --        248
Exercise of common stock
  warrants.....................       57,648     --          419         --           --              --        419
Exercise of common stock
  options......................       71,693     --          227         --           --              --        227
Repayment of notes
  receivable...................           --     --           --         90           --              --         90
Net loss.......................           --     --           --         --           --          (6,149)    (6,149)
                                  ----------    ---     --------       ----        -----        --------    --------
BALANCE, DECEMBER 31, 1993.....    9,389,486      9       44,517         --           --         (15,355)    29,171
Sale of common stock...........    2,616,699      3       75,184         --           --              --     75,187
Exercise of common stock
  warrants.....................      869,342      1        8,868         --           --              --      8,869
Exercise of common stock
  options......................       57,516     --          241         --           --              --        241
Common stock issued to
  employees....................       45,634     --          470         --           --              --        470
Unrealized holding loss on
  investments..................           --     --           --         --         (673)             --       (673)
Net loss.......................           --     --           --         --           --         (11,749)   (11,749)
                                  ----------    ---     --------       ----        -----        --------    --------
BALANCE, DECEMBER 31, 1994.....   12,978,677     13      129,280         --         (673)        (27,104)   101,516
Exercise of common stock
  warrants.....................       72,896     --           64         --           --              --         64
Exercise of common stock
  options......................      198,566     --          894         --           --              --        894
Common stock issued to
  employees....................       40,886     --          593         --           --              --        593
Unrealized holding gain on
  investments..................           --     --           --         --          828              --        828
Net loss.......................           --     --           --         --           --         (23,521)   (23,521)
                                  ----------    ---     --------       ----        -----        --------    --------
BALANCE, DECEMBER 31, 1995.....   13,291,025   $ 13     $130,831      $  --        $ 155       $ (50,625)   $80,374
                                  ==========    ===     ========       ====        =====        ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1994       1995
Cash flows from operating activities:
  Net loss.....................................................  $ (6,149)  $(11,749)  $(23,521)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization.............................       419        634      1,902
     Provision for obsolete inventory..........................       422      1,011        523
     Rent expenses in excess of rent payments..................       173         79         39
     (Increase) decrease in accounts receivable, prepaid
       expenses and other current
       assets..................................................    (1,309)       321      1,333
     (Increase) decrease in inventories........................    (1,306)    (2,194)    (1,121)
     (Increase) decrease in other assets.......................       290        (75)        69
     Increase in accounts payable, accrued liabilities and
       customer deposits.......................................     1,406        627      1,545
                                                                 --------   --------   --------
          Net cash used in operating activities................    (6,054)   (11,346)   (19,231)
                                                                 --------   --------   --------
Cash flows from investing activities:
  Purchase of property and equipment...........................      (395)    (8,180)    (8,421)
  (Increase) decrease in investments...........................   (14,976)   (39,825)    (4,258)
                                                                 --------   --------   --------
          Net cash provided by (used in) investing
            activities.........................................   (15,371)   (48,005)   (12,679)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of notes
     receivable and repurchases................................    19,581     84,767      1,551
  Contribution from minority interest..........................        --         --        100
                                                                 --------   --------   --------
          Net cash provided by financing activities............    19,581     84,767      1,651
                                                                 --------   --------   --------
Net increase (decrease) in cash and cash equivalents...........    (1,844)    25,416    (30,259)
Cash and cash equivalents, beginning of period.................    11,888     10,044     35,460
                                                                 --------   --------   --------
Cash and cash equivalents, end of period.......................  $ 10,044   $ 35,460   $  5,201
                                                                 ========   ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.


     Organization and Basis of Presentation. Metricom, Inc. (the "Company") designs, develops and markets radio-based network products and services that provide license-free, high performance, low-cost, regional data communications systems based on spread spectrum, packet radio technology that can be used in a broad range of personal computer and industrial applications. The Company's Ricochet service provides subscriber-based, wireless data communications for users of portable and desktop computers. As of December 1995 Ricochet was available throughout Silicon Valley, other parts of the San Francisco Bay Area and five college and university campuses across the United States. In the future, the Company plans to deploy Ricochet in selected metropolitan areas throughout the United States. The Company's UtiliNet products provide customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, wastewater and natural gas industries. UtiliNet products are sold throughout the United States.


     Since its inception, the Company has incurred significant operating losses. The Company expects that operating losses will increase in the future as a result of the continued development and deployment of Ricochet and efforts to attract Ricochet subscribers. The ability of the Company to achieve profitability will depend in part upon the successful and timely deployment of Ricochet and its successful marketing, as to which there can be no assurance. A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for Ricochet cannot be reliably estimated. In addition, the Company is subject to additional risks, including the risks of developing technology, competition from companies with substantially greater financial, technical, marketing and management resources than the Company and potential changes in the regulatory environment.

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been restated from the previously reported balance to conform to the 1995 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents. All highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents. Cash paid during fiscal 1993, 1994 and 1995 for interest and income taxes was not significant.

     Concentration of Credit Risks. Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company's investment policy limits investments to short-term, low-risk instruments. Accounts receivable are primarily due from a small number of electric utilities and are unsecured. To date, the Company has not incurred any significant losses due to uncollectible accounts receivable.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                          1994       1995
    Raw materials and component parts..................................  $ 1,998    $ 1,786
    Work-in-process....................................................    1,268      1,459
    Finished goods and consigned inventory.............................      603      1,222
                                                                          ------     ------
              Total....................................................  $ 3,869    $ 4,467
                                                                          ======     ======

                                 METRICOM, INC.

     Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. As of December 31, 1995 and 1994, network equipment included approximately $5.5 million and $4.3 million, respectively, of raw materials, work-in-process and finished goods related to network radios that are being manufactured by the Company for the Ricochet network. Depreciation of these radios will commence when they are placed in service. Property and equipment consisted of the following (in thousands):


                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1995
    Machinery and equipment..........................................  $ 3,670     $ 4,685
    Network equipment................................................    5,348      11,069
    Furniture and fixtures...........................................      778       1,214
    Leasehold improvements...........................................      374         749
                                                                       -------     -------
                                                                        10,170      17,717
    Less -- Accumulated depreciation and amortization................   (1,766)     (2,794)
                                                                       -------     -------
              Total..................................................  $ 8,404     $14,923
                                                                       =======     =======

     In March 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment and, if necessary, an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Statement 121 is effective for fiscal year 1996. Management does not believe the adoption of Statement 121 will have a material effect on the financial position or results of operations of the Company.

     Accrued Liabilities. Accrued liabilities consisted of the following (in thousands):

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                          1994       1995
    Employee Stock Purchase Plan.......................................  $   185    $   241
    Accrued payroll and related........................................      488        621
    Royalties..........................................................      232        274
    Sales taxes........................................................      122        118
    Warranty...........................................................      256        256
    Customer deposits..................................................       97        110
    Other..............................................................      174        176
                                                                          ------     ------
              Total....................................................  $ 1,554    $ 1,796
                                                                          ======     ======

     Revenue Recognition. Product revenues are recognized upon shipment. Cash received from customers in advance of product shipment is deferred as an accrued liability in the accompanying consolidated balance sheets. Development contract revenues are recognized when the related development costs are incurred (see
Note 4). Service revenues consist of subscriber fees and equipment rentals from Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period.

     Research and Development Expenditures. Research and development expenditures are charged to operations as incurred.

     Net Loss Per Share. Net loss per share data has been computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options and warrants to purchase common stock have been excluded from the calculation as their effect would be anti-dilutive.

                                 METRICOM, INC.

     Interim Financial Data. The interim financial statements as of March 29, 1996 and for the three months ended March 29, 1996 and March 31, 1995 have been prepared on the same basis as the year-end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company's interim results are subject to fluctuation. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

2. SHORT-TERM AND LONG-TERM INVESTMENTS


     The Company's investments in debt and equity securities are considered available-for-sale and are recorded at their fair value as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 1995, the aggregate fair value, cost basis and unrealized holding gain on investments consisted of the following (in thousands):


                                                                                   UNREALIZED
                                                            FAIR        COST        HOLDING
                        SECURITY TYPE                       VALUE       BASIS         GAIN
    United States Treasury and Agencies..................  $29,607     $29,546        $ 61
    Corporate debt securities............................   29,607      29,513          94
                                                           -------     -------        ----
              Total......................................  $59,214     $59,059        $155
                                                           =======     =======        ====

     As of December 31, 1995, investments in obligations of the United States Treasury and Agencies and corporate debt securities had remaining contractual maturities of 1-3 years.

3. INVESTMENT IN METRICOM DC, L.L.C.


     On June 8, 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. ("Metricom DC") to own and operate a wireless data communications network in the Washington D.C. metropolitan area. Metricom Investments contributed $1,000 in exchange for an 80% ownership interest in Metricom DC and PepData will contribute up to $7 million in exchange for a 20% ownership interest in Metricom DC. As of December 31, 1995, PepData had contributed $100,000 to the joint venture, which is reflected as a minority interest in the accompanying consolidated financial statements.


4. DEVELOPMENT CONTRACTS


     In October 1992, the Company entered into a development and supply agreement with Southern California Edison ("SCE") that superseded a prior agreement in force since 1986. Under the terms of the new agreement, which expired in December 1994, SCE provided the Company with funding for certain development activities. Although SCE will be entitled to utilize the technology for its own internal purposes, the Company retains title to the technology.


     In connection with the development agreement, the Company agreed to give specified discounts to SCE on future purchases of standard commercial equipment for a period of 15 years. Additionally, the Company agreed to pay a royalty of 2% of its annual gross revenues on sales or leases to third parties of contractual products, as defined. The Company also agreed to pay a royalty for the internal use of contractual products at the rate of 2% of the fair value of the products, as defined. The royalty payment is to be made annually beginning in 1996. The royalty payments cease to accrue after 25 years from the date of the last reimbursement of development activities. Accrued royalties are included in accrued liabilities in the accompanying consolidated balance sheets.

                                 METRICOM, INC.

     For the years ended December 31, 1995, 1994 and 1993, combined product and development contract revenues from SCE accounted for 72%, 84% and 79%, respectively, of total revenues.

5. COMMITMENTS


     The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 1995, 1994 and 1993, was approximately $1.1 million, $638,000 and $644,000, respectively. The lease agreement for the Company's primary facility provides for escalating rent payments over a 12-year term ending February 2004, however, rent expense is recognized ratably over the lease term. As of December 31, 1995 and 1994, the Company had accrued approximately $510,000 and $471,000, respectively, of deferred rental payments under this agreement, which are included in deferred rent in the accompanying consolidated balance sheets. Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):


                                    YEAR ENDING
                                    DECEMBER 31,
      1996......................................................................  $1,283
      1997......................................................................   1,260
      1998......................................................................   1,169
      1999......................................................................   1,105
      2000......................................................................     950
      Thereafter................................................................   2,475
                                                                                  ------
              Total.............................................................  $8,242
                                                                                  ======

     The Company has also entered into various agreements with electric utilities and municipalities for the use of utility poles on which network equipment is installed. Payment under these agreements is contingent upon the number of network radios installed during the year. Rent expense under these agreements for the year ended December 31, 1995 was approximately $69,000.

6. COMMON STOCK

     In March 1994, the Company completed a public offering of 2,103,454 shares of common stock at $30.25 per share for aggregate net proceeds of approximately $59.7 million. Concurrent with the public offering, the Company completed two registered private placements for the sale of a total of 513,245 shares of common stock at $30.25 per share for aggregate net proceeds of approximately $15.5 million.

     In October 1993, the Company completed two registered private placements for the sale of 1,166,667 and 75,000 shares of common stock at $15.00 and $15.25 per share, respectively, for aggregate net proceeds of approximately $18.6 million.

     Common Stock Warrants. In September 1994, the Company issued warrants to purchase 200,000 shares of common stock at $13.75 per share in exchange for certain investment banking services. These warrants are exercisable in cash or via a net exercise, expire five years from the date of issuance and provide for certain registration rights. The Company has the right to repurchase these warrants for $0.01 per warrant if certain milestones, as defined in the warrant, are not achieved. The effect of these warrants will be included in the consolidated financial statements when the milestones are achieved.

     In connection with a March 1994 registered private placement, the Company issued an investor a warrant to purchase 75,000 shares of common stock at $37.50 per share. These warrants are exercisable immediately, expire three years from the date of issuance and provide for certain registration rights.

                                 METRICOM, INC.

     In connection with an October 1993 private placement, the Company issued an investor a warrant to purchase 408,333 shares of common stock at $20.00 per share. This warrant was exercised in January 1994.

     In February and March 1993, the Company issued warrants to purchase a total of 450,000 shares of common stock at $5.75 per share in exchange for certain investment banking services. In March 1994, 364,463 shares were issued upon a net exercise of these warrants.

     Upon closing of the Company's initial public offering in May 1992, warrants to purchase 368,000 shares of Series C preferred stock at $7.81 per share were converted to warrants to purchase 395,541 shares of common stock at $7.27 per share. These warrants are exercisable immediately and expire in May 1996. As of December 31, 1995, warrants to purchase 168,451 shares of common stock were outstanding.

     Stock Options. In March 1988, the Company adopted the 1988 Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 3,669,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years.

     In February 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 300,000 non-qualified stock options to purchase shares of common stock at the market value at the date of grant. Options granted under the plan are exercisable in three equal annual installments commencing one year from the date of grant and will expire no later than 10 years from the date of grant.

                                 METRICOM, INC.

     Stock option activity under the 1988 Stock Option Plan and the 1993 Non-Employee Directors' Stock Option Plan for the fiscal years ended December 31, 1993, 1994 and 1995 was as follows:

                                                    SHARES
                                                  AVAILABLE
                                                  FOR FUTURE       OPTIONS               EXERCISE
                                                    GRANT        OUTSTANDING               PRICE
    BALANCE, DECEMBER 31, 1992..................     289,371         670,755         $     .20  -  $ 6.00
    Authorized..................................   1,590,000              --                           --
    Grants......................................    (916,500)        916,500         $    6.19  -  $24.25
    Exercises...................................          --         (71,693)        $     .20  -  $ 6.19
    Cancellations...............................      11,563         (11,563)        $    3.00  -  $ 4.88
                                                                                                -
                                                   ---------       ---------            ------     ------
    BALANCE, DECEMBER 31, 1993..................     974,434       1,503,999         $     .20  -  $24.25
    Authorized..................................          --              --                           --
    Grants......................................    (848,500)        848,500         $   11.88  -  $28.75
    Exercises...................................          --         (57,516)        $    1.00  -  $10.19
    Cancellations...............................      50,331         (50,331)        $    3.00  -  $23.75
                                                                                                -
                                                   ---------       ---------            ------     ------
    BALANCE, DECEMBER 31, 1994..................     176,265       2,244,652         $     .20  -  $28.75
    Authorized..................................     900,000              --                           --
    Grants......................................    (655,250)        655,250         $   14.25  -  $22.13
    Exercises...................................          --        (198,566)        $    0.20  -  $16.00
    Cancellations...............................     253,517        (253,517)        $    3.00  -  $22.38
                                                                                                -
                                                   ---------       ---------            ------     ------
    BALANCE, DECEMBER 31, 1995..................     674,532       2,447,819         $     .20  -  $28.75
                                                   =========       =========            ======  =  ======

     As of December 31, 1995, options to purchase 1,179,219 shares of common stock were vested.


     During 1993, 1994 and 1995, the Company issued members of the Board of Directors and Advisory Board options to purchase 75,000, 75,000 and 50,000 shares, respectively, of common stock at exercise prices ranging from $10.69 - $22.62 per share which represented the market value of the stock at the date of grant. These options vest 25% in the first year and ratably over the following three years and will expire no later than ten years from the date of grant. As of December 31, 1995, options to purchase 200,000 shares of common stock were outstanding, of which options to purchase 56,250 shares of common stock were vested.



     In October 1995, the FASB issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Statement 123 allows entities to continue to account for stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount the employee must pay to acquire the stock. As permitted under Statement 123, the Company will continue to account for stock-based compensation plans using the intrinsic value method and, beginning in the fiscal year ending December 31, 1996, will make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.


     Stock Purchase Plan. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 150,000 shares of common stock have been reserved for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined. In 1993, 1994 and 1995, the Company issued 29,241, 41,884 and 35,886 shares, respectively, under this plan.

                                 METRICOM, INC.

     Common Stock Reserved for Future Issuance. As of December 31, 1995, the Company had reserved the following shares of common stock for future issuance:


    Exercise of stock options.................................................  3,122,351
    Exercise of common stock warrants.........................................    443,451
    Stock purchase plan.......................................................     42,989
                                                                                ---------
              Total...........................................................  3,608,791
                                                                                =========

7. 401(K) PLAN

     In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions at the rate of 50% for the first $2,000 contributed. Contributions by the Company to date have not been material.

8. INCOME TAXES


     Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards that give rise to a significant portion of deferred tax assets consisted of the following (in thousands):


                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1994           1995
    Reserves and other...........................................  $  1,249       $  2,423
    Capitalized research and development.........................       699            999
                                                                   ---------      ---------
              Total..............................................     1,948          3,422
    NOL and other credit carryforwards...........................     9,373         17,602
    Valuation allowance..........................................   (11,321)       (21,024)
                                                                   ---------      ---------
              Total..............................................  $     --       $     --
                                                                   =========      =========

     As of December 31, 1995 and 1994, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 1995, the valuation allowance increased by approximately $9.7 million due to increases in temporary differences and additional losses incurred during the year. Approximately $1.5 million of the valuation allowance will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

     As of December 31, 1995, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $44.9 million and $14.1 million, respectively, and research and development tax credit carryforwards of approximately $1.5 million. To the extent not used, these carryforwards expire at various times through 2010. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.


9. SUBSEQUENT EVENT



     Subsequent to year end, the Company purchased an option (the "Option) to acquire Overall Wireless, a corporation that holds a nationwide, wireless communications license (the "License") issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the Option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the License, of which $500,000 has already been loaned. The Option, which terminates in January 1997, may

                                 METRICOM, INC.

be extended until July 1997 upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the Option includes a combination of cash and stock valued at $7.3 million in the aggregate.



     In connection with its acquisition of the Option, the Company was named as a defendant in US MobilComm Inc., et al. ("US MobilComm") v. Warren, et al., an action filed in the United States District Court for the Western District of Oklahoma in September 1994. US MobilComm alleged that Overall Wireless breached an oral agreement to transfer an interest in its national FCC license. In May 1996, US MobilComm filed an amended complaint naming the Company as a defendant, alleging that the Company tortiously interfered with its oral agreement with Overall Wireless. US MobilComm seeks specific performance, including transfer of the license to them, subject to the approval of the FCC, and alleges damages for among other things, lost revenues, profits and business opportunities in excess of $100 million. Although the Company is entitled to indemnification with respect to the litigation by the sole stockholder of Overall Wireless, it is possible that the indemnitor will not have sufficient assets to reimburse the Company for any damages awarded. While the Company believes that the allegations are without merit and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance to that effect. In September 1996, the Company was dismissed from the action for lack of jurisdiction.

                               INDEX TO EXHIBITS



                                                                                        SEQUENTIALLY
  EXHIBIT                                                                                 NUMBERED
   NUMBER                                      EXHIBITS                                     PAGE
------------  --------------------------------------------------------------------------
 3.1(1)       Restated Certificate of Incorporation of the Company.
 3.2(1)       Bylaws of the Company
 4.1          Reference is made to exhibits 3.1 and 3.2
 4.2(1)       Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.
 4.3(1)       Specimen stock certificate.
 4.4(5)       Fifth Amendment to Registration Rights Agreement.
 4.5(5)       Sixth Amendment to Registration Rights Agreement.
10.1(1)       Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended November 1, 1993.
10.3(1)(2)    Form of Incentive Stock Option Agreement under the Option Plan.
10.4(1)(2)    Form of Supplemental Stock Option Agreement under the Option Plan.
10.5(1)(2)    Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)       Form of Restricted Stock Purchase Agreement and promissory note under the option Plan.
10.7(1)       Form of Market Stand-Off Agreement between the Company and various holders of Common Stock.
10.8(1)(2)    1991 Employee Stock Purchase Plan.
10.9(1)       Form of Co-Sale Agreement between the Company and various holders of
              Common Stock, with related schedule.
10.10(1)      Form of Stock Repurchase Agreement between the Company and various holders of Common Stock, with related schedule.
10.11(1)      Form of Series C Preferred Stock Purchase Warrant between the Company and various investors, with related schedule.
10.12(1)      Manufacturing, Supply and Marketing Agreement between the Company, Mitsui
              & Co., Ltd., Mitsui Comtek Corp. and Oi Electric Co., Ltd. dated as of
              March 12, 1991.
10.13(1)      Standard Industrial Lease between the Company and Pen Nom I Corporation dated as of October 17, 1991.
10.14(3)      Agreement between the Company and Southern California Edison dated October
              1, 1992.
10.15(2)(5)   1993 Non-Employee Directors' Stock option Plan, as amended November 1,
              1993 (the "Directors' Plan").
10.16(2)(3)   Form of Supplemental Stock Option under the Directors' Plan.
10.17(4)      Purchase Agreement, dated October 3, 1993, between the Company and Vulcan
              Ventures Incorporated.
10.18(4)      Warrant to Purchase 408,333 shares of Common Stock, dated October 28,
              1993.
10.19(4)      Purchase Agreement, dated October 8, 1993, between the Company and Donald
              H. Rumsfeld.
10.20(5)      Common Stock Purchase Warrant for 350,000 shares dated March 25, 1993 granted to Sterling Payot Company.

                                                                                        SEQUENTIALLY
  EXHIBIT                                                                                 NUMBERED
   NUMBER                                      EXHIBITS                                     PAGE
------------  --------------------------------------------------------------------------
10.21(5)      Common Stock Purchase Warrant for 100,000 shares dated February 19, 1993 granted to Sterling Payot Company.
10.22(5)      Letter Agreements between the Company and Sterling Payot Company dated
              February 19, 1993 and September 15, 1993.
10.23(6)      Purchase Agreement, dated February 18, 1994, between the Company an
              Microsoft Corporation.
10.24(8)      Common Stock Purchase Agreement for 200,000 shares dated September 27,
              1994 granted to Sterling Payot Company.
10.25(8)      Letter Agreement between the Company and Sterling Payot Company dated
              October 31, 1994.
10.26(7)      Management Agreement of Metricom DC, L.L.C.
23.1          Consent of Independent Public Accountants.
24.1(5)       Power of Attorney.


---------------


(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-46050), as amended.



(2) Management contract or compensatory plan or arrangement.



(3) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1992.



(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended October 1, 1993.



(5) Incorporated by reference from the indicated exhibit in the Company's Form 10-K for the year ended December 31, 1993.



(6) Incorporated by reference from the indicated exhibit in the Company's Form 10-K/A Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1993.



(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1994.



(8) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994.