Form 10-Q
period 1996-09-27
METRICOM INC / DE
filed 1996-11-08
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended September 27, 1996 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the transition period from           to
                              -----------  ----------------

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

                                 Yes X    No
                                    ---     ---

         The number of shares of common stock outstanding as of November 6, 1996 was 13,490,091 .

                                TABLE OF CONTENTS



                                                                                PAGE

PART I.   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets                  3

                           Condensed Consolidated Statements of Operations        4

                           Condensed Consolidated Statements of Cash Flows        5

                           Notes to Condensed Consolidated Financial Statements   6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                           Results of Operations                                  8

                           Liquidity and Capital Resources                       10

PART II.          OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                               12

         ITEM 2. CHANGES IN SECURITIES                                           12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                13

SIGNATURE PAGE                                                                   15

EXHIBIT INDEX                                                                    16

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 Sept. 27,         Dec. 31,
                                                                    1996             1995
                                                                    ----             ----
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents ...................................       $  33,543        $   5,201
  Short-term investments .................................          33,803           40,090
  Accounts receivable ....................................             733              439
  Inventories ............................................           3,408            4,467
  Prepaid expenses and other .............................           1,805            1,666
                                                                 ---------        ---------
      Total current assets ...............................          73,292           51,863
PROPERTY AND EQUIPMENT, net ..............................          21,209           14,923
LONG-TERM INVESTMENTS ....................................          13,129           19,124
OTHER ASSETS .............................................           3,604              166
                                                                 ---------        ---------
      Total assets .......................................       $ 111,234        $  86,076
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................       $   5,083        $   3,296
  Accrued liabilities ....................................           3,917            1,796
                                                                 ---------        ---------
      Total current liabilities ..........................           9,000            5,092
                                                                 ---------        ---------

DEFERRED RENT ............................................             479              510
                                                                 ---------        ---------
LONG-TERM DEBT ...........................................          45,000               --
                                                                 ---------        ---------
MINORITY INTEREST ........................................           1,205              100
                                                                 ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock ...........................................              13               13
  Additional capital .....................................         132,553          130,831
  Unrealized holding gain (loss) on investments ..........             (60)             155
  Accumulated deficit ....................................         (79,956)         (50,625)
                                                                 ---------        ---------
      Total stockholders' equity .........................          55,550           80,374
                                                                 ---------        ---------
      Total liabilities and stockholders' equity .........       $ 111,234        $  86,076
                                                                 =========        =========

 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ------------------              -----------------
                                              SEPT. 27, 1996   SEPT. 29, 1995  SEPT. 27, 1996   SEPT. 29, 1995
                                              --------------   --------------  --------------   --------------
REVENUES:
  Product revenues ........................       $    644        $  1,628        $  4,362        $  3,982
  Service revenues ........................            704             192           1,243             542
                                                  --------        --------        --------        --------
      Total revenues ......................          1,348           1,820           5,605           4,524
                                                  --------        --------        --------        --------
COSTS AND EXPENSES:
  Cost of product revenues ................            312             919           2,258           2,446
  Cost of service revenues ................          4,572           2,323          11,479           6,328
  Research and development ................          2,295           2,629           6,910           7,050
  Selling, general and
     administrative .......................          5,350           3,089          13,202           8,892
                                                  --------        --------        --------        --------
    Total costs and expenses ..............         12,529           8,960          33,849          24,716
                                                  --------        --------        --------        --------

    Loss from operations ..................        (11,181)         (7,140)        (28,244)        (20,192)

INTEREST EXPENSE ..........................           (349)             --            (349)             --
INTEREST INCOME, net ......................            776           1,100           2,262           3,371
                                                  --------        --------        --------        --------

    Net loss ..............................       $(10,754)       $ (6,040)       $(26,331)       $(16,821)
                                                  ========        ========        ========        ========

NET LOSS PER SHARE.........................       $  (0.80)       $  (0.46)       $  (1.97)       $  (1.29)
                                                  ========        ========        ========        ========
WEIGHTED AVERAGE
     SHARES OUTSTANDING ...................         13,462          13,166          13,382          13,047
                                                  ========        ========        ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                               Sept. 27,        Sept. 29,
                                                                               ---------        ---------
                                                                                 1996              1995
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................................   $(26,331)       $(16,821)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ........................................      2,745           1,048
      (Increase) decrease in accounts receivable,
        prepaid expenses and other current assets ..........................       (433)            318
      (Increase) decrease in inventories ...................................      1,059            (672)
      Increase in accounts payable, accrued liabilities,
        customer deposits and other ........................................      3,877           2,139
                                                                               --------        --------
          Net cash used in operating activities ............................    (19,083)        (13,988)
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................................     (9,012)         (5,144)
  (Increase) decrease in other assets ......................................     (1,191)              9
  (Purchases) sales of short-term and long-term
     investments ...........................................................     12,067         (10,656)
                                                                               --------        --------
          Net cash provided by (used in ) investing activities .............      1,864         (15,791)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................................      1,106           1,309
  Proceeds from issuance of long-term debt, net ............................     43,350              --
  Contributions from minority interest .....................................      1,105             100
                                                                               --------        --------
          Net cash provided by financing activities ........................     45,561           1,409
                                                                               --------        --------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS ..............................................................     28,342         (28,370)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..................................      5,201          35,460
                                                                               --------        --------
CASH AND EQUIVALENTS, END OF PERIOD ........................................   $ 33,543        $  7,090
                                                                               ========        ========



 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of operations for the three- and nine-month periods ended September 27, 1996 and September 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

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

         The results of operations for the three- and nine-month periods ended September 27, 1996 and September 29, 1995 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                     SEPTEMBER 27,    DECEMBER 31,
                         1996             1995
                       ------           ------
Raw materials          $2,101           $1,786
Work-in-progress          619            1,459
Finished goods            688            1,222
                       ------           ------
  Total                $3,408           $4,467
                       ======           ======

NOTE 3.  NET LOSS PER SHARE

         Net loss per share has been computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options and warrants to purchase common stock and common stock issuable upon conversion of the Company's 8% Convertible Subordinated Notes have been excluded from the calculation as their effect would be anti-dilutive.

NOTE 4.  LONG-TERM DEBT

         On August 28, 1996, the Company issued $45 million principal amount of unsecured, 8% Convertible Subordinated Notes (the "Notes") due September 15, 2003. Interest is payable semi-annually on March 15 and September 15, commencing March 15, 1997. The Notes are convertible into shares of the Company's Common Stock, unless previously redeemed or repurchased, at a conversion price of $14.55 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1999, at the following redemption prices if redeemed during the 12-month period commencing September 15 of the years indicated below:

                  YEAR                                     PERCENTAGE
                  1999                                        104.0
                  2000                                        102.7
                  2001                                        101.3
                  2002                                        100.0

         In the event of a Change of Control, as defined in the indenture, each holder of the Notes will have the right to require the Company to purchase all or any part of such holder's Notes at 101% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any.

NOTE 5.  OPTION TO ACQUIRE OVERALL WIRELESS COMMUNICATIONS CORPORATION

         In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the Federal Communications Commission (the "FCC") with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $500,000 had been loaned as of September 27, 1996. The option, which terminates in January 1997, may be extended until July 1997 upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including Overall Wireless' completion of 40% of the system prior to July

29, 1997 and approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which may be paid through cancellation of the indebtedness of Overall Wireless.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, technological feasibility and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for its network infrastructure and those discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1995, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

         Total revenues decreased to $1.3 million in the third quarter of 1996 and increased to $5.6 million for the first nine months of 1996 from $1.8 million in the third quarter of 1995 and $4.5 million for the first nine months of 1995. Product revenues decreased to $644,000 in the third quarter of 1996 and increased to $4.4 million for the first nine months of 1996 compared to $1.6 million in the third quarter of 1995 and $4.0 million for the first nine months of 1995. The decrease in product revenues in the third quarter of 1996 was due to an expected decline in shipments of UtiliNet(R) products to the Company's largest electric utility customer. UtiliNet is Metricom's customer-owned wireless data communications system for industrial control and monitoring. Service revenues increased to $704,000 in the third quarter of 1996 and to $1.2 million for the first nine months of 1996 from $192,000 in the third quarter of 1995 and $542,000 for the first nine months of 1995. The increase in service revenues is primarily due to increased subscriber fees and modem rentals for the Company's Ricochet(TM) service. Ricochet service provides subscriber-based, wireless data communications and Internet access for users of portable and desktop computers.

         A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for the Ricochet service cannot be reliably estimated, and there can be no assurance that the Company will be able to achieve or sustain profitability. Additionally, the Company's revenues have historically fluctuated from quarter to quarter based on such factors as the timing of significant customer orders, the timing of product shipments and customer buying patterns.

Cost of Revenues

         Cost of product revenues decreased to $312,000 in the third quarter of 1996 from $919,000 in the third quarter of 1995 and decreased to $2.3 million for the first nine months of 1996 from $2.4 million in the comparable period of 1995. The cost of product revenues as a percent of product revenues decreased to 48% in the third quarter of 1996 and to 52% for the first nine months of 1996 from 56% in the third quarter of 1995 and 61% for the first nine months of 1995. The increase on a dollar basis was primarily due to increased product sales during 1996. The decrease on a percentage basis was primarily due to a more favorable mix of the Company's UtiliNet products.

         Cost of service revenues increased to $4.6 million in the third quarter of 1996 from $2.3 million in the third quarter of 1995 and increased to $11.5 million for the first nine months of 1996 from $6.3 million in the comparable period of 1995. Cost of service revenues are primarily costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure and certain costs associated with manufacturing the Company's network components. The increase in 1996 is due to a higher level of Ricochet network deployment and activity to obtain necessary site agreements in 1996 as compared to 1995. These costs are expected to increase significantly as a result of the continued deployment of Ricochet networks. Revenues from the sale of Ricochet services are not expected to be sufficient to cover the cost of revenues for the foreseeable future.

Research and Development

         Research and development expenses decreased slightly to $2.3 million in the third quarter of 1996 and to $6.9 million for the first nine months of 1996 from $2.6 million in the third quarter of 1995 and from $7.0 million for the first nine months of 1995. Research and development activities include enhancements to the technology employed by the Company's networks and development of Ricochet modems. The Company plans to continue a high level of investment in research and development for the foreseeable future.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $5.3 million in the third quarter of 1996 and to $13.2 million for the first nine months of 1996 from $3.1 million in the third quarter of 1995 and from $8.9 million for the first nine months of 1995. These increases were primarily due to increased selling and customer support expense as a result of personnel additions and increased marketing and promotion activity for Ricochet. In addition, administrative expenses increased primarily due to increases in personnel throughout the first nine months and due to higher professional fees associated with addressing regulatory matters and developing strategic relationships in the third quarter. Selling, general and administrative expense is expected to increase in the foreseeable future as a result of the continued commercialization of Ricochet.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 27, 1996, the Company had cash and equivalents and short-term and long-term investments of $80.5 million and working capital of $64.3 million. On August 28, 1996, the Company issued $45 million principal amount of unsecured, 8% Convertible Subordinated Notes (the "Notes") due September 15, 2003. Interest is payable semi-annually on March 15 and September 15, commencing March 15, 1997. The Notes are convertible into shares of the Company's Common Stock, unless previously redeemed or repurchased, at a conversion price of $14.55 per share, subject to adjustment in certain events.

         Accounts receivable increased to $733,000 as of September 27, 1996, from $439,000 as of December 31, 1995, due to increased shipments of UtiliNet products at the end of the third quarter of 1996 as compared to the fourth quarter of 1995 and increased Ricochet sales. Inventories decreased to $3.4 million as of September 27, 1996, from $4.5 million as of December 31, 1995, primarily as a result of improved inventory management. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

         Capital expenditures were $9.0 million and $5.1 million in the nine-month periods ended September 27, 1996 and September 29, 1995, respectively. Capital spending was primarily due to capital expenditures for Ricochet network equipment, Ricochet modems rented to subscribers and computer and office equipment. The Company expects to continue to make significant capital expenditures in connection with the development, deployment and commercialization of its Ricochet networks. The Company also expects that, to the extent the Ricochet subscriber base grows, significant capital expenditures will be required to fund the cost of Ricochet modems rented to subscribers. The timing and amount of such expenditures, however, may vary significantly depending on numerous factors including market acceptance, availability and financial terms of site agreements for the Company's network infrastructure, availability of radios and portable radio modems and availability of sufficient management, technical, marketing and financial resources.

         The Company has agreed to loan up to $2 million to Overall Wireless, of which approximately $500,000 had been loaned as of September 27, 1996, in connection with the construction of a wireless communication system in the 220 to 222 MHz frequency band. The Company has also purchased an option to acquire Overall Wireless. The option, which terminates in January 1997, may be extended until July 1997 upon payment by the Company of an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate.

         The Company believes that significant additional capital will be required in the future to fund further development, deployment and commercialization of its Ricochet networks. There can be no assurance that such additional funds will be available on commercially reasonable terms or at all. The Company believes that its existing available cash and interest income from cash investments will be adequate to satisfy its working capital and capital expenditure requirements at least through the third quarter of 1997. The amount and timing of such expenditures, however, may vary significantly depending on the factors listed above.

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

ITEM 2:           CHANGES IN SECURITIES

                  On August 28, 1996, the Company issued $45 million aggregate principal amount of 8% Convertible Subordinated Notes due 2003 (the "Notes") in a private placement without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act, or Regulation D promulgated thereunder, and Regulation S under the Act. The Notes were sold only to qualified institutional buyers and a limited number of other accredited investors that represented to the Company their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and to certain non-U.S. persons in sales outside the United States within the meaning of Regulation S under the Act. Furman Selz LLC and Feshbach Brothers Investor Services Inc. acted as placement agents and received a 3% placement fee with respect the original issuance of the Notes.

         The Notes are convertible into Common Stock of the Company at any time on or after November 26, 1996 and prior to the close of business on September 15, 2003, unless previously redeemed or repurchased, at a conversion price of $14.55 per share, subject to adjustment in certain events.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) A Special Meeting of Stockholders of Metricom, Inc. was held on August 7, 1996.

         b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

         1) Approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000.

                    For: 9,323,499    Against: 939,576    Abstain: 17,331

         2) Approve an amendment to the Company's 1993 Non-Employee Directors' Stock Option Plan, as amended, to permit additional non-discretionary grants of options to non-employee directors.

                    For: 9,351,112  Against: 722,452  Abstain: 38,183
                    No Vote: 168,659

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Restated Certificate of Incorporation, as amended
         4.6(1)   Form of Notes
         4.7(1)   Indenture dated as of August 15, 1996 between the
                  Company and U.S. Trust Company of California, N.A.
         10.15    1993 Non-Employee Directors' Plan, as amended
         10.29(1) Registration Rights Agreement dated August 28, 1996, among the Company, Furman Selz LLC and Fesbach Brothers Investor
                  Services, Inc.
         10.30(1) Placement Agreement dated August 20, 1996, among
                  the Company, Furman Selz LLC and Fesbach Brothers Investor
                  Services, Inc.
         27.0     Financial Data Schedules

         (1) Incorporated by reference from the Company's current report on Form 8-K filed September 11, 1996.

                  (b) Reports on Form 8-K

                  1. Form 8-K filed on September 11, 1996, regarding the private placement of $45,000,000 of 8% convertible subordinated notes due 2003.

                  2. Form 8-K filed on August 26, 1996, regarding the Company's announcement of a private placement of 8% convertible subordinated notes due 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    METRICOM, INC.
                                    (Registrant)


                                             /s/ William D. Swain
Date: November 7, 1996              --------------------------------------
                                    By:  William D. Swain
                                    Chief Financial Officer, Secretary
                                    and Duly Authorized Officer

                                  Exhibit Index


3.1      Restated Certificate of Incorporation, as amended
4.6(1)   Form of Notes
4.7(1) Indenture dated as of August 15, 1996 between the Company and U.S. Trust Company of California, N.A.
10.15    1993 Non-Employee Directors' Plan, as amended
10.29(1) Registration Rights Agreement dated August 28, 1996, among the
         Company, Furman Selz and Fesbach Brothers Investor Services Inc. 10.30(1) Placement Agreement dated August 20, 1996, among the Company, Furman
         Selz and Fesbach Brothers Investor Services Inc.
27.0     Financial Data Schedules



(1) Incorporated by reference from the Company's current report on Form 8-K filed September 11, 1996