Form 10-Q/A
period 1996-06-28
METRICOM INC / DE
filed 1996-12-05
CIK 884318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



                                 AMENDMENT NO.1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF
       1934

       FOR THE TRANSITION PERIOD FROM  _________ TO  _________
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

                               YES  X    NO  ___

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 2, 1996 WAS 13,461,824.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART II.    OTHER INFORMATION
  Item 6.   Exhibits and Reports on Form 8-K............................................   3
Signature Page..........................................................................   4
Exhibit Index...........................................................................   5

                          PART II.   OTHER INFORMATION




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

     27.00  Financial Data Schedule.
---------------

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions have been marked with an asterisk and have been filed separately with the Commission.


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

Date: December 5, 1996

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

27.00   Financial Data Schedule.


* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions have been marked with an asterisk and have been filed separately with the Commission.