Form 10-K
period 1996-12-31
METRICOM INC / DE
filed 1997-03-28
CIK 884318

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended                     Commission File Number
      December 31, 1996                                  0-19903

                             ______________________

                                 METRICOM, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     77-0294597
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
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on March 17, 1997 was $94,275,297.

         The number of shares of Common Stock outstanding as of March 17, 1997 was 13,599,613.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those factors identified below under "Item 1 -- Business -- Risk Factors."


                      DOCUMENTS INCORPORATED BY REFERENCE


         Certain portions of the Metricom, Inc. Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Part II of this Annual Report on Form 10-K. Certain parts of the Metricom, Inc. Proxy Statement relating to the annual meeting of stockholders to be held on May 1, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1 - BUSINESS.

         Metricom, Inc. ("Metricom" or the "Company") was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to Metricom, Inc. and its subsidiaries. The Company's executive offices are located at 980 University Avenue, Los Gatos, California 95030-2375, and its telephone number is (408) 399-8200.

         Metricom is a leading provider of wide area wireless data communications solutions. The Company designs, develops and markets wireless network products and services that provide low-cost, high performance, easy-to-use data communications that can be used in a broad range of personal computer and industrial applications. The Company's networks were designed to take advantage of Federal Communications Commission ("FCC") regulations that permit license-free, spread spectrum operation in the 902 to 928 MHz frequency band. The Company's primary service, Ricochet, provides users of portable and desktop computers and hand-held computing devices with fast, reliable, portable, wireless access to the Internet, private intranets, local area networks ("LANs"), e-mail and on-line services for a low, flat monthly subscription fee that permits unlimited usage. The Company began commercial Ricochet service in September 1995, and Ricochet service is now available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas and in a number of airports and corporate and university campuses. Ricochet's customers include individuals, corporations and educational institutions. As of February 28, 1997, there were approximately 10,700 Ricochet subscribers, and the Company estimates that its networks covered areas with an aggregate population of approximately 6.1 million people.

         The Company's Ricochet service provides subscribers with the following combination of benefits:

         PORTABILITY. Today's computer users demand the ability to use communications-enabled software application programs even when away from their desktop computers. The most significant benefit of Ricochet is that a subscriber within the network coverage area can access the Internet, private intranets, on-line services and e-mail anytime, anywhere, without a telephone connection, giving the subscriber untethered mobility. The Company's surveys show that current subscribers use Ricochet with portable and desktop computers in offices, conference rooms, throughout their homes, airports, libraries and other locations where connecting to a telephone line may be inconvenient or impossible.

         AFFORDABILITY. The Company offers products and services that it believes are price-competitive with commercial Internet and on-line service providers and other wired data communications services and are significantly less expensive than other wireless data communications services. For a low, flat, monthly subscription fee, subscribers to Ricochet get unlimited, fast, reliable, portable, wireless access to the Internet, private intranets, LANs, e-mail and on-line services. Due to Ricochet's bypass of the local exchange network, the Company believes that it will not be affected by potential regulatory changes that could result in Internet users being charged on a per-minute basis. In addition, because Ricochet is wireless, there is no need for a subscriber to incur costs associated with installing and maintaining a separate telephone line for wired data communications. The Company believes it is able to offer an affordable solution because Ricochet employs an efficient, scalable network architecture and license-free spectrum, both of which provide significant cost savings to the Company over other wireless data communications technologies.

         SPEED, SECURITY AND RELIABILITY. Ricochet operates at speeds comparable to the most commonly used wired modems, and the Company believes it operates faster than other commercially available wireless wide area data communications networks. Ricochet's use of frequency- hopping, spread spectrum technology, combined with optional encryption, makes unauthorized interception of its data packets extremely difficult and provides greater security than is currently available from other wired and wireless data communications services. Furthermore, Ricochet is extremely reliable because Ricochet's network radios have a low failure rate. In addition, if a network radio is busy or not functioning properly, data is routed along a different path to its destination within the networks.

         ACCESSIBILITY. Because of the Company's unique network design and patented routing technology, Ricochet subscribers have not experienced the well-publicized "busy signals" that have been suffered by users of popular on-line services and wired Internet service providers. In addition, subscribers are able to remain on-line with Ricochet for an unlimited amount of time. These benefits result from the use of packet-switched communications in Ricochet networks as compared to circuit switched technology. In packet-switched networks, capacity is based on the amount of data actually passing through the networks at a given time, rather than the number of users on the networks. In addition, system congestion can be reduced and network coverage and capacity can be increased quickly and inexpensively by the installation of additional network or wired access point ("WAP") radios in areas of high use.


         SINGLE-SOURCE SOLUTION; EASE OF INSTALLATION AND USE. Users of other data communications services must usually obtain and integrate a telephone modem, telephone line, Internet service connection and World Wide Web ("Web"), browser software, usually from separate parties. By providing the equivalent of all of these in one package, the Company provides "one stop shopping" for Ricochet subscribers. In addition, the subscriber can easily install the system using the self-configuring Ricochet installation software. Finally, Ricochet supports operation with standard

TCP/IP protocols and the AT command set used by telephone modems, which permits the use of standard third-party applications designed to support communications using dial-up telephone lines.

MARKET OPPORTUNITY

         The demand for immediate, convenient and affordable communications, regardless of location, has grown over the past several years as a result of a need for improved productivity and access to information. This demand has been clearly demonstrated by the growth of wireless communications services, such as cellular telephone and paging services. According to the Cellular Telecommunications Industry Association, the number of domestic cellular telephone subscribers has grown from approximately 91,600 in 1984 to approximately 44.3 million in 1996. In addition, the number of subscribers to paging services has grown from approximately 2.6 million in 1984 to approximately 43.1 million in 1996, according to Strategis Group. The introduction of PCS, which will provide voice and certain data services, is expected to further increase the demand for wireless communications services. While the attributes of cellular telephone, paging and PCS services are adequate for voice and certain data applications, there is an increasing demand for high data rate, wide area wireless access to large amounts of data that the Company believes will not be cost-effectively met by these services.

         Individuals are increasingly reliant upon the ability to access the large amount of data available on the Internet, private intranets, LANs, on-line services and e-mail. For example, the Internet is being used by businesses for communicating with customers, advertising products and services, publishing product specifications and completing sales transactions, and by individuals for entertainment, access to e- mail, information exchange and discussion groups. According to the findings of IDC, the number of domestic Web users has grown from approximately 12.4 million at the end of 1995 to approximately 24.8 million at the end of 1996 and is expected to reach approximately 81.0 million by the end of 2000. Easy-to-use application software has facilitated broad access to the Web and its wide array of text, graphics, video and audio content, increasing the popularity of the Internet and the demand for high data rate communications solutions.

         Today's computer users are demanding the ability to work productively and use software application programs even when away from their desktop computers. This trend toward remote computing is reflected in the growing demand for portable computing devices that can be connected to internal and external networks from remote locations. IDC projects that total domestic installed base of portable computers will grow to approximately 10.0 million units in 2000 from approximately 4.7 million units in 1996 for a compounded annual growth rate of 20.7%. The Company believes that a significant opportunity exists to provide low-cost, high-performance wireless data services that bypass the local telephone exchange network to portable computer users and others that need to communicate from locations where either convenient access to wired networks, such as the Internet and private LANs, is unavailable or the use of a dedicated phone line is expensive or inconvenient. These users include individuals who need to access data while away from their desk, at home or at other locations within their metropolitan areas and students, faculty and staff who need access from various locations in and around the school campus.

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

         To date, the number of users of existing wireless data communications networks has been limited due to the high cost, low data rates or the difficulty of using such networks. These networks generally employ infrastructures that are expensive to install and expand. In addition, existing wireless networks generally use spectrum licensed by the FCC, which, when available, is typically very expensive. Together, these factors have typically resulted in expensive, usage-based pricing structures. Furthermore, these networks usually operate over narrow radio channels, restricting user data rates. Finally, many of these networks use proprietary interfaces, requiring custom applications, thus limiting their ease of use. The Company believes that a significant market opportunity exists for easy-to-use wide area wireless data communications networks that can provide fast, functional data transmission at an affordable cost.

BUSINESS STRATEGY

         The Company's mission is to establish itself as the preferred provider of wide area wireless data communications solutions in the major metropolitan areas of the United States. The key elements of the Company's business strategy are as follows:



         Deploy Ricochet Networks in Major Metropolitan Areas. The Company plans to deploy regional Ricochet networks in a significant number of major metropolitan areas throughout the United States. The Company has prioritized the major metropolitan areas of the United States based on a number of factors, including population size, population density, number of computer users, availability of site agreements for the Company's network infrastructure and strategic value to the Company and its partners. Based on these factors, the Company has deployed Ricochet networks in the San Francisco Bay Area and the Seattle and Washington, D.C. metropolitan areas.



        Accelerate Subscriber Growth. The Company has targeted a number of specific markets with demonstrated data communication needs that can be effectively addressed by Ricochet. These markets include individual and corporate users of portable and desktop computers and hand-held computing devices. To address these areas, the Company prices its products and services attractively as compared to the Company's competitors, and provides "one stop shopping" for its customers. The Company offers a low, flat monthly price for its basic service, which ensures that subscribers receive a consistent monthly bill regardless of their usage. In addition, the Company provides a comprehensive solution that incorporates all of the necessary communications and service components required to access the Internet. While customers of other Internet service providers must separately obtain a telephone modem, telephone line, Internet connection and Web browser, the Company provides the equivalent of all of these in one package. The Company utilizes direct sales representatives for key corporate accounts and telephone sales, direct sales representatives and a limited number of independent dealers and retailers for individuals and other corporate accounts. The Company also sells its products and services through certain resellers. For example, AirTouch Communications began selling Ricochet service in February 1997 using the Ricochet and AirTouch names. The Company expects to increase its direct and indirect sales forces and enter into additional reseller arrangements as deployment of its networks continues.



        Pursue Strategic Relationships to Cost-Effectively Expand and Accelerate Network Deployment. The Company intends to expand and accelerate the deployment of Ricochet by pursuing partnerships and strategic alliances with utility and telecommunications companies. The Company expects to focus on such companies because they generally can provide significant capital, existing large customer bases, a core business that requires wireless communications and manpower or equipment that would aid in the deployment or operation of Ricochet. For example, the Company has entered into a joint venture with PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, to own and operate a Ricochet network in the Washington, D.C. metropolitan area, and has recently agreed with PepData to deploy and operate a Ricochet network in the Baltimore metropolitan area on substantially the same terms. The Company believes that similar joint venture arrangements in other metropolitan areas could enhance the Company's ability to acquire site agreements more efficiently by providing detailed knowledge of the right-of-way approval process in various local jurisdictions. Although the Company intends to concentrate its resources on the deployment of Ricochet in major metropolitan areas across the United States, the Company will also evaluate joint ventures and other strategic alliances to establish Ricochet internationally and in less populous areas in the United States.



         Leverage Low-Cost Infrastructure to Service New Markets. The Company believes its efficient, scalable network architecture and use of license-free spectrum, both of which provide significant cost savings to the Company over other wireless data communications technologies, will enable it to effectively address a number of vertical and industrial markets with data communications needs. Ricochet is a low-cost solution that can be installed quickly and does not require any additional wiring. Due to Ricochet's open protocols, it can easily be specified by original equipment manufacturers ("OEMs") and system integrators for almost any project requiring wide area, wireless data communications. For example, the Company, in cooperation with an affiliate of Visa, is using Ricochet on a test basis in a small number of commercial locations in Seattle for point-of-sale credit card authorization. In industrial markets, the Company focuses on sales of products and services to customers in the electric, waste water and natural gas industries.

TARGET MARKETS

         CURRENT MARKETS

         The Company's primary target markets for its Ricochet service are (i) individual users of portable computers in metropolitan areas, (ii) corporate users of portable computers in metropolitan areas, such as Cisco Systems, Inc. and Microsoft Corporation, (iii) individual and small-office/home-office users of desktop computers in metropolitan areas and (iv) students, faculty and staff using computers at educational institutions. All of the Company's subscribers are from such markets. In addition, through the Company's Industrial Communications Division, the Company utilizes its significant expertise in utility markets to provide wireless wide area data communications solutions to utility companies through Ricochet and its UtiliNet products.

         FUTURE MARKETS

         The Company believes that markets to be addressed in the future include
(i) hand-held computing device users and (ii) users of specialized services such as point-of-sale credit card verification. Currently, there are only a small number of hand-held computing devices in use. However, the Company believes that hand-held computing device sales will increase as they become more affordable and more functional as a result of new product offerings and increased competition. Because hand-held computing devices do not yet have an affordable, high-performance data communications solution, the Company believes that the availability of Ricochet will also increase the size of the hand-held computing device market. In partnership with an affiliate of Visa and SeaFirst Bank, the Company is testing Ricochet for use in credit card point-of- sale verification in the Seattle area. The Company believes Ricochet is ideally suited for such an application, because there is no need for a dedicated phone line, call set-up and verification are faster than on a telephone and the transmitted data is more secure due to Ricochet's frequency-hopping, spread spectrum technology and optional encryption. The Company believes Ricochet also enables point-of-sale credit card verification in areas that cannot easily be serviced by wireline telephone now, such as taxicabs, airport shuttles and kiosks.

         The Company also believes its networks are suitable for mobile dispatch and industrial telemetry applications. The Company is negotiating several deployment agreements with major utility companies to build mobile data dispatch ("MDD") systems based on the existing Ricochet technology. Ricochet MDD systems will be designed to enable customers with fleets of mobile workers to dispatch trucks, process trouble tickets and complete work orders from the field with standard portable computers or hand-held computing devices. Ricochet MDD networks will be built by deploying sparse networks of WAPs from towers without deploying a large number of network radios. This design will enable the Company to deliver MDD service to trucks, cars and other outdoor users at a cost far below that of a standard Ricochet network, though they will not offer the same capacity, throughput and in-building coverage as a fully-deployed Ricochet network. In addition, the Company is working with providers of ruggedized portable computers on several bids for municipal service projects to supply police, fire and other markets with Ricochet service.

SALES, MARKETING AND SUPPORT

        The Company's sales are handled primarily through a staff of approximately 25 direct sales representatives, approximately 12 contract telemarketers, approximately 30 retail outlets and a limited number of independent dealers. Direct sales representatives are primarily used to target key corporate accounts, such as Cisco Systems, Inc. and Microsoft Corporation, where users of portable computers are currently using Ricochet to access the Internet, private intranets and LANs. Ricochet is sold to individuals in metropolitan areas and to students, faculty and staff at educational institutions through telephone sales, direct sales representatives and a limited number of independent dealers and retail outlets. The Company structures the compensation arrangements for its direct sales representatives, contract telemarketers, retail outlets and independent dealers so that at least one half of aggregate compensation paid is based on subscribers obtained. Any subscriber obtained must remain a subscriber for at least six months in order for compensation to be paid. The Company expects to increase such sales channels as deployment of Ricochet networks continues.

        The Company is also building indirect sales channels in order to maximize the commercialization of Ricochet. These include resellers, OEMs and systems integrators, all of whom are compensated on a commission-only basis. For example, Ricochet service in the Seattle area is being sold by AirTouch Communications for a four-month trial period. The Company expects to enter into more reseller arrangements as deployment of its networks continues. The Company also is pursuing relationships with OEMs and systems integrators in order to address specialized markets such as mobile dispatch and industrial telemetry in each metropolitan area in which Ricochet is deployed.

         The Company seeks to market Ricochet aggressively by pricing the service attractively as compared to other wired and wireless data communications services. The Company believes that its prices are comparable to commonly used wired data communications services; however, such wired services do not offer the benefit of portability offered by Ricochet. Currently, to access the Ricochet networks and receive unlimited Internet access, subscribers typically pay a $45.00 activation fee and a fixed monthly fee of $29.95 for the basic service package. Additional subscriber charges are incurred for value-added services such as premium e-mail, fax and access to the public switched telephone network. Subscribers are also required to rent or purchase a Ricochet modem from the Company. Currently, subscribers may rent the modem for $12.50 per month or, with a year's subscription, purchase the modem for $299.00. Prices for the Company's primary competing services, ARDIS, RAM Mobile Data Networks ("RAM") and Celular Digital Packet Data ("CDPD"), are based on the amount of data passed through the network. The Company estimates that the average Web user accesses 30 megabytes of information per month. Based on that figure, the Company believes ARDIS, RAM and CDPD would cost the user approximately $4,000 ($0.14 per kilobyte), $4,000 ($0.14 per kilobyte) and $1,800 ($0.06 per kilobyte) per month, respectively. Other wireless solutions, such as analog cellular and PCS, charge based on the amount of time the user accesses the network. Assuming an average of 100 minutes of air time per month, such services would cost the user approximately $300 per month ($0.30 per minute).

        The Company provides timely, high quality customer service and technical support to meet the needs of its customers. The Company's current customer service and technical support staff consists of 35 full-time employees. The Company offers such services through a toll-free telephone number and Web-based support tools. The Company believes that a high level of customer service and technical support is essential to its business and expects to incur significant expenditures in the future to increase its service and support capabilities as deployment of Ricochet networks grows.

THE RICOCHET NETWORK

         NETWORK CHARACTERISTICS

         The Company's Ricochet networks use a wireless data communications infrastructure to provide wide area coverage in metropolitan areas. Individual subscribers access the network with wireless portable radio modems that connect to the serial port of a desktop or portable computer or hand-held computing device. Ricochet also supports wireless communications from other devices, such point-of-sale terminals, that can incorporate or connect to a portable radio modem.

         The Company believes Ricochet provides user data rates that are significantly faster than its wireless competitors and at a rate comparable to that of the most commonly used wired modems. Ricochet provides user data rates of 10 to 30 kbps, depending on factors such as geography and network usage. The Company estimates that its primary wireless competitors, ARDIS, RAM and CDPD, provide user data rates of approximately 1 to 4 kbps, 1 to 4 kbps and 5 to 10 kbps, respectively. A variety of high-speed (up to 1 Mbps) fixed-point wireless data technologies are in various stages of development. In addition, it is anticipated that in the future, PCS providers will offer higher speed solutions by combining channels and refining their protocols, but the Company expects that these services will not be price competitive. The most commonly used wired modems operate at 14.4 and 28.8 kbps; however, the Company estimates that the quality of a telephone line may decrease such rate under certain circumstances.

         The primary elements of a Ricochet network are compact, inexpensive network radios that are deployed on street lights, utility poles and building roofs in a geographical mesh pattern. The Company's mesh network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. In addition, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network radios or WAP radios where needed. Network radios are quickly and easily installed since no wired communications line is required and power is normally obtained directly from the street light. A WAP, which typically incorporates 8 to 12 WAP radios to provide the required capacity, provides service to clusters of up to 140 network radios. The Company believes that a WAP will typically support approximately 1,800 subscribers. The WAP and its associated WAP radios typically provide coverage for up to a 15 to 25 square mile area. All of the WAPs in the Ricochet network are interconnected with a high-speed frame relay wired backbone. This wired backbone provides access points to the public switched telephone network, gateways to other networks such as the Internet, private intranets and LANs, which provide e-mail and value-added services.

         Ricochet networks employ packet-switched technology. The Company believes that data communications networks that utilize packet- switched technology offer a number of inherent advantages over circuit-switched networks such as commonly available wired data communications networks. In a packet-switched network, data is transmitted in discrete units called packets, rather than in a continuous stream as with a telephone modem using a circuit-switched telephone line. The packets travel along any number of alternative paths and are reassembled into the proper order when they arrive at their destination, thus allowing multiple users to efficiently share network capacity. In addition, because a dedicated physical connection is not established between modems at each end of the circuit, network capacity is used only when data packets are actually being transmitted. In a circuit-switched network, a dedicated physical connection is established between modems at each end of the circuit, thus limiting network capacity to the number of circuits available and modems installed. In addition, in a circuit-switched network, once a connection is established, neither modem is available to other users even when data is not being transmitted. Because of these factors, "busy signals" occur in circuit-switched networks when the number of users exceeds the number of physical connections available.

         A data packet transmitted by a subscriber's Ricochet wireless modem travels through one or more network radios wirelessly to a WAP where it is routed to its destination over the wired backbone. The network is designed so that a data packet typically requires no more than one or two hops through network radios before reaching a WAP. Destinations may include another Ricochet modem anywhere in the Ricochet network, a public packet-switched network like the Internet, a private intranet, a LAN or an on-line service. In addition, Ricochet modems can support communications with one another without accessing network radios, provided that they are close enough to establish a direct radio connection. Network performance is monitored and controlled by the Company's network operations center located in Houston, Texas. As the size of the Ricochet networks grows, certain network management activities that are currently performed centrally will be distributed throughout the network to provide redundancy and limit administrative communications over the network.

         Ricochet supports operation with standard protocols and interfaces. This permits the use of software applications intended to communicate over dial-up telephone lines for access to the Internet, private intranet, LANs, on-line services and e-mail.

         NETWORK DEPLOYMENT

         The Ricochet network deployment process consists of obtaining site agreements, including lease, supply and right-of-way agreements, designing the network configuration, acquiring and installing the network infrastructure and testing the network. The Company believes that the period from the beginning of deployment through commencement of commercial service in the initial service territory in a metropolitan area of approximately 650 square miles with a population of approximately 2.1 million people (an "average metropolitan area," which is equivalent to an average of the 50 largest Urbanized Areas, as defined by the U.S. Bureau of the Census), will take approximately 14 to 18 months depending on numerous factors, the most time-consuming of which is obtaining the necessary site agreements. This estimate is consistent with the Company's experience in Seattle and Washington, D.C.; however, deployment in a larger metropolitan area, such as the New York City metropolitan area, may take significantly longer. Once the necessary site agreements have been obtained, installing the network infrastructure and testing the network can typically be completed in two to three months. The service territory in a metropolitan area will typically be expanded beyond the initial service territory as additional site agreements are obtained and as the market for the Company's service expands.

         The Company believes that the total cost to deploy the initial service territory in an average metropolitan area will be approximately $4.9 million to $7.2 million depending on a variety of factors, including the size of the area to be deployed, topology, vegetation, density and construction of buildings and costs associated with availability of site agreements. The Company believes that, for an average metropolitan area, the cost of efforts to obtain the necessary site agreements and design the network configuration will be approximately $1,500 to $2,000 per square mile, based on the number of municipalities in the deployment area. The cost to acquire and install the network equipment will be approximately $6,000 to $9,000 per square mile, depending on the factors discussed above. As the deployment process progresses, the Company begins to incur rent and communications costs associated with the installed equipment before revenues are generated.

         The Company intends to begin the process of acquiring the agreements well in advance of installation of network equipment in additional metropolitan areas in order to minimize potential delays from lengthy local governmental approval processes. The Company installs most of its Ricochet network radios on street lights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which street lights are located and supply agreements with providers of electricity to power the Company's network radios. The Company also leases space on building rooftops for WAP sites. In the event the Company is unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, it will seek to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. While deploying a large area in this manner could be significantly more expensive than installing radios on street lights, it has been used on a limited basis to reduce the delays historically experienced in the deployment process.

STRATEGIC PARTNERSHIPS

         The Company intends to accelerate the deployment of Ricochet by pursuing partnerships and strategic alliances with utility and telecommunications companies. The Company expects to focus on such companies because they generally can provide significant capital, a large customer base, a core business that requires wireless communications or facilities, manpower or equipment that would aid in the deployment or operation of Ricochet. The Company believes that alliances of this type in other metropolitan areas could enhance the Company's ability to acquire site agreements more efficiently by providing detailed knowledge of the right-of-way approval process in various local jurisdictions. Although the Company intends to concentrate its resources on the deployment of Ricochet in major metropolitan areas across the United States, the Company will also evaluate joint ventures and other strategic alliances to establish Ricochet internationally and in smaller areas in the United States.

         The Company hopes to structure future strategic partnerships for deployment in major metropolitan areas through joint ventures whereby the Company and the strategic partner would contribute equal amounts of cash for the deployment and operation of a Ricochet network in the partner's geographic area. In addition, the Company would license its technology to the joint venture for use in the geographic area. As a result, the Company would receive a majority interest in the joint venture and the strategic partner would receive a minority interest. Profits and losses would be allocated according to the relative percentage ownership interests in the joint venture.

         The Company has entered into a joint venture with PepData to own and operate a Ricochet network in the Washington, D.C. area. PepData will finance up to $7.0 million of the cost of deploying Ricochet in the Washington, D.C. metropolitan area in exchange for a 20% ownership interest in the joint venture. The Company provides all management, marketing, sales, network installation, operations, maintenance, administrative, and other services for the joint venture and, subject to certain limitations, is reimbursed for such services by the joint venture. In addition, there is a provision for a preferential distribution of cash to PepData until such time that the initial investment is recovered through the operations of the joint venture. Recently, PepData exercised an option to own and operate a Ricochet network in the Baltimore area on substantially the same terms and subject to substantially the same conditions as the Washington, D.C. joint venture. Pursuant to such arrangements, PepData has agreed to finance up to $5.6 million of the cost of deploying Ricochet in the Baltimore metropolitan area.

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

        In both of these cases, the joint venture partner is required to make capital contributions up to the maximum amount specified and, subject to acquiring necessary site agreements, periodically in accordance with a predefined schedule.

COMPETITION

         Competition in the market for data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing new wired and wireless data communications services and products using competing technologies. The competition can be placed into two categories: portable and fixed access. While Ricochet can be used as a fixed point service, it is positioned primarily as a portable service with its largest competitive advantages being portability and low flat rate pricing.

         Portable Services. Companies offering portable data communications services include CDPD, cellular analog, PCS, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. The Company estimates that user throughput speed for these competitors range from 2 to 10 kbps and pricing is typically based on usage. CDPD is either installed or being installed in a number of metropolitan areas, but complete coverage and roaming arrangements are not yet in place. CDPD is typically priced between $0.05 and $0.15 per kilobyte making heavy usage very expensive. Analog cellular networks are widely available throughout the United States and, with the addition of a special modem, can also be used for sending data. Cellular data services are priced at the same per minute rate as voice services. PCS service providers who recently acquired spectrum at FCC auctions are now launching new digital voice services in competition with existing cellular providers. These PCS providers are also planning to offer data services. Such data services are expected to be priced on a per minute basis similar to voice services. It is anticipated that in the future, PCS providers will offer higher speed solutions by combining channels and refining their protocols. In addition, two wireless data communications network services, ARDIS (owned by Motorola, Inc.) and RAM, an affiliate of BellSouth Corporation, are widely installed and operating across the United States and in some foreign countries. Pricing for ARDIS and RAM is based on data-usage. Mtel Paging has also recently introduced a two-way data paging service for short messages. ARDIS, RAM and two-way paging are currently not compatible or fast enough for standard Internet browsers.

         Fixed-Point Access.  A variety of fixed point high speed (up to 1
Mbps) data technologies for both wired and wireless products are in various stages of development. Fixed-point data services and technologies include XDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and AT&T's digital wireless service. These services are aimed at providing data connectivity to the home or office at speeds that will support future video & multimedia applications over the Internet. XDSL is a technology under development expected to be deployed by the phone companies, providing very high speed data access over existing phone lines. This technology is likely to require high quality phone lines between the home and central phone switch. Cable modems are also under development by a number of manufacturers. Most cable service today is "one-way" requiring the addition of two-way capabilities or a phone line for the return path. Hughes Satellite Data Service offers high speed Internet access by placing a satellite dish on the subscriber's home and using a phone line for the return path. ISDN is currently the most popular method of accessing high speed data overphone lines; however, it requires special modems and phone line installation. AT&T has recently announced plans to install digital wireless receivers on houses over the next couple of years, providing a package of fixed wireless services including traditional voice-telephone service and high-speed Internet access. Finally, wireless LAN hardware equipment is sold by several vendors. It allows corporations to avoid installing Ethernet cables and provides limited portability (typically 200-500 feet) around a corporate campus. Most of the current and anticipated competitors in the market for data communications services have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or uncompetitive.

         Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on- line service providers such as American Online ("AOL"), the Microsoft Network, CompuServe and Prodigy, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between
14.4 and 36.6 kbps.  Access speeds are increasing with the recently announced
56.6 kbps modems from U.S. Robotics Corporation and others. Such high speed modems require high quality phone lines and matching high speed modems at the service provider end. Many of such competitors have had significantly more experience offering such services than the Company. Most of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet.

Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased
spending on selling, marketing and product development activities.   These
factors could have a material adverse effect on the Company's financial condition and operating results.

         The Company's competitors are becoming increasingly aware of the commercial value of technical findings and are becoming more active in seeking patent protection and licensing arrangements for the use of technology that others have developed. The development by others of new products and processes competitive with or superior to those of the Company could render the Company's products obsolete or uncompetitive. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patents or otherwise develop proprietary products or processes, and secure sufficient capital resources.

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

TECHNOLOGY

         The Company's networks utilize a hardware and software platform based on spread spectrum, digital, packet-switched radio technology. In packet-switched networks such as the Company's and the Internet, data is communicated in discrete units called packets rather than in a continuous stream. Network radios are the primary component of the hardware platform and are geographically dispersed in a mesh topology. The Company's mesh network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. If interference is encountered on any given channel, the radio automatically hops to another channel. A high level of security is offered by the frequency-hopping pattern of the Company's spread spectrum technology, which makes interception of data packets by unauthorized users difficult. The Company incorporated optional encryption capability into the Ricochet service in 1996 to provide an additional level of security.

         The Company believes that the mesh topology used in its network provides certain advantages over the more typical star topology, in which all communications are required to pass through one or more central base stations or hubs. In a star topology system, congestion and impaired signal communications because of weak signal strength must generally be addressed by installation of another hub, typically a costly and time consuming process. With the Company's networks, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network or WAP radios where needed.

         The Company's patented, software-based, radio-to-radio routing method is based on the geographic address of each radio, eliminating the need for static routing tables. Through a built-in protocol, network radios communicate with neighboring network radios to learn their identity, geographic location, how well they can communicate with each other and the frequencies where they can be found at any particular point in time. When this process is complete, a network radio sends data packets by adjusting its transmit frequency to the receive frequency of the intended receiving radio. In the course of network operation, if a network radio is unavailable or out of service, a data packet being transmitted across the network is immediately rerouted along another path by the transmitting radio.

         Unlike other wireless data communication networks that use radio frequencies licensed by the FCC, the Company's networks were designed to take advantage of FCC regulations that permit license-free, spread spectrum operation, currently in the 902 to 928 MHz frequency band. The Company believes that the use of license-free, spread spectrum technology enables the Company to expand coverage more easily, due in part to the increasing difficulty and cost of obtaining an exclusive FCC license. However, the Company has also purchased an option to acquire a corporation that holds a nationwide, wireless communications license issued by the FCC authorizing operations on 50 kHz of radio spectrum in the 220 to 222 MHz band and may pursue other opportunities to use FCC-licensed spectrum when it believes such use would be cost-effective in conjunction with its license-free, spread spectrum operations.

RESEARCH AND DEVELOPMENT

         The Company intends to maintain technology leadership by continuing to invest heavily in research and development of its networking products to increase speed and performance. The Company focuses its resources on enhancements and improvements to the technology employed by the Company's networks and to develop complementary technology. The Company also intends to invest significant resources to develop various types of subscriber devices that will address the evolving requirements of the Company's customers and the equipment and applications they use. The markets in which the Company participates and intends to participate are characterized by rapid technological change. The Company believes that it will for the foreseeable future be required to make significant investments of resources in research and development in order to continue to enhance its services and products. Research and development expense was $8.7 million, $9.1 million and $9.9 million in 1994, 1995 and 1996, respectively. The Company expects research and development expenses to increase in absolute dollars in future periods.

         In 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the FCC authorizing operations on 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which $500,000 had been loaned as of December 31, 1996. In January 1997, the Company extended the term of the option until July 1997 by paying an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate.

         The Company's ability to exercise the option is subject to Overall Wireless' completion of construction of 40% of the system prior to July 29, 1997, the subsequent filing of an application to transfer the license with the FCC and the approval by the FCC of the application, which typically takes from three to six months. In the event that the option becomes exercisable and is in fact exercised by the Company, the Company intends to use the license to provide enhancements to its Ricochet networks, which could include "wake-up" features that would extend the battery life of Ricochet devices and short messaging capabilities that could improve the "reach" of the Ricochet network significantly. The license could also enable the Company to offer additional wireless services such as low-cost telemetry, two-way paging and a wireless return path for wireless cable customers. All of such uses would require significant engineering efforts by the Company to develop satisfactory equipment for 220 MHz operations.

MANUFACTURING

         The Company's printed circuit boards and other subassemblies are assembled on a contract basis by outside manufacturers. The Company's only manufacturing facilities are for final assembly and testing operations, which are performed internally. The Company believes that it has or can develop adequate capacity to meet forecasted demand for its products and networks for at least the next 12 months. However, if customers begin to place large orders for the Company's products or if the Company decides to accelerate deployment of Ricochet, the Company's present manufacturing capacity may prove inadequate. To be successful, the Company's products and components must be manufactured in commercial quantities at competitive cost and quality. The Company's long-term manufacturing strategy is to supplement its manufacturing capabilities by increasing its outsourcing of product assembly and testing and by licensing other companies to manufacture certain of the Company's products. In the future, the Company will be required to achieve significant product and component cost reductions.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect its technology, inventions and improvements to its inventions that it considers important to its business. The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has been issued 21 patents in the United States, which expire on dates between 2007 and 2014. Foreign patents corresponding to one domestic patent have been granted in nine foreign countries, foreign patents corresponding to two other U.S. patents have been approved for grant in four foreign countries, and other foreign and domestic patents are pending. The Company also owns over 30 United States trademark registrations and approximately 20 foreign counterparts. The Company is not aware of any infringement of its patents, trademarks or other proprietary rights by others.

         Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company does not believe that its patent position has as much significance as other competitive factors. However, these patents may not preclude competitors from developing equivalent or superior products and technology to those of the Company.

         The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information of the Company. It is the Company's policy to require its employees, certain contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with the Company. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that the Company's trade secrets will not otherwise become known or be independently discovered by the Company's competitors.

         The Company also pays license fees to third parties, such as Counterpoint Systems Foundry, Inc., NetManage, Inc., Netscape Communications Corporation and RSA Data Security Inc., for rights to use or incorporate certain software or technology in its products. Such payments are typically based on products shipped. In addition, the Company pays a royalty to Southern California Edison ("SCE") based on sales and internal use of products incorporating technology developed with funding from SCE pursuant to the Company's development agreement with SCE.

         The commercial success of the Company will also depend in part on the Company not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in the Company's products. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products and services could have a material adverse effect on the Company. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights.

GOVERNMENT REGULATION OF COMMUNICATIONS ACTIVITIES



         Federal Regulation. The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 to 928 MHz frequency band currently used by the Company's radio products. Part 15 of the FCC's regulations specifies frequency bands in which the operation of certified radio equipment is permitted without a license. The Company has designed its products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules.

         License-free operation of the Company's products and other Part 15 products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band, including industrial, scientific and medical equipment, the United States government and, in certain instances, location and monitoring systems and amateur radio services. The Company's products must not cause harmful interference to any non- Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in the licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. The FCC has issued a Notice of Proposed Rule Making concerning amendment of the rules for Part 15 spread spectrum transmitters to expand the ability of equipment manufacturers to develop spread spectrum systems for unlicensed use. While the Company believes that the proposed rules will not have any significant adverse impact on its operations, there can be no assurance that the FCC will not take regulatory action in this proceeding that will result in material adverse effects on the Company.

         The FCC has adopted rules for the Location and Monitoring Service ("LMS"), a licensed service replacing the Automatic Vehicle Monitoring service operating in the 902 to 928 MHz frequency band. These rules are currently under reconsideration at the FCC. Generally, the LMS rules, as adopted, expanded the class of persons eligible to hold licenses and their potential customer base. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band so long as such operation does not cause "harmful interference," which was specifically defined by the FCC. While the rules could lead to increased congestion in the 902 to 928 MHz frequency band, they provide a greater degree of protection to Part 15 users by providing certain "safe harbors" for Part 15 operations. In addition, LMS licenses will be conditioned on testing to assure that specific LMS operations will not cause harmful interference to Part 15 operations. While the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations, there can be no assurance that the operation of one or more of the Company's network installations at particular locations would not be adversely affected. While the Company believes that if the FCC chooses to revise these rules on reconsideration, the revised rules ultimately adopted will serve to further minimize any impact LMS will have on present license-free use of the 902 to 928 MHz frequency band. There can be no assurance that the FCC will not take regulatory action in this proceeding that would have a material adverse effect on the Company's business, financial condition or operating results.

         The FCC has also solicited comments on a private entity's proposal to authorize non-government wind profiler radar systems in the 902 to 928 MHz frequency band. While not currently the subject of proposed rules, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition or operating results.

         In 1996, the Company purchased an option to acquire Overall Wireless, a corporation that holds a nationwide wireless communications license issued by the FCC authorizing operations on 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. Before the license can be transferred to the Company, Overall Wireless must construct 40% of the system, and the FCC must approve the transfer. Operation in this licensed spectrum is governed by Part 90 of the FCC's rules. The applicable FCC rules were amended by an Order released in March 1997 to permit the types of operations in this frequency band proposed by the Company. Generally, these rules become effective when published in the Federal Register. Upon publication, interested persons will have an opportunity to request reconsideration of the new rules. While the Company believes that the system will be sufficiently constructed and that the FCC will approve the license transfer, there can be no assurance that the Company will be able to develop 220 MHz equipment that performs in accordance with the FCC's rules or that the FCC will not take action adverse to the Company.

         In March 1997, the FCC initiated a rulemaking proceeding in response to a request filed by the American Radio Relay League, Inc. The FCC proposes to amend its rules for the Amateur Radio Services to allow amateur stations greater flexibility in the use of high powered spread spectrum technologies in, among others, the 902 to 928 MHz frequency band. To protect other users, including
Part 15 users such as the Company, the FCC proposes to require spread spectrum equipment used by amateur radio licenses to use the minimum power necessary and to incorporate automatic power control circuitry in their equipment to reduce the potential for interference. If the FCC ultimately adopts rules as proposed, amateur spread spectrum operations may interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, by installing additional network radios and other measures, there can be no assurance to that effect.

         The FCC recently initiated a rulemaking proceeding and inquiry to determine, among other things, whether to permit local exchange carriers to assess interstate access charges on information service providers. The FCC has tentatively concluded that access charges should not apply to information service providers and left standing an earlier decision that such charges would not apply to enhanced services, which includes access to the Internet and other interactive computer networks. However, the FCC also sought comment on whether to initiate a separate rulemaking proceeding and inquiry to consider additional rules or actions that may be necessary relating to information services and the Internet. There can be no assurance that the final rules adopted, if any, will reflect the FCC's tentative conclusion with regard to the imposition of access charges or that the outcome of any rulemaking proceeding and inquiry concerning information services and the Internet would not have a material adverse effect on the Company's business, financial condition and results of operations.

         In November 1996, the Federal-State Joint Board on Universal Service, charged under the Communications Act of 1934, as amended, with making recommendations to the FCC regarding contributions to support the universal service fund, released its decision. Although it recommended that the FCC not require information and enhanced service providers to contribute to the universal service fund, it suggested that the FCC reevaluate which services qualify as information services, taking into account changes in technology and the regulatory environment. If the FCC rejects the Board's recommendation, it could require providers of information services such as the Company to make contributions to the universal service fund. The Company cannot predict what, if any, impact such contributions would have on its business, financial condition and results of operations.

         On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rulemaking proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially adversely affected.

         Wireless networks such as the Company's are subject to certain Federal Aviation Administration and FCC guidelines regarding the location, lighting, construction and modification of structures and antennas used in connection with the radio spectrum. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they may apply to the Company's facilities. The FCC recently adopted new rules containing guidelines and methods for evaluating the environmental effects of radio frequency emissions from FCC-regulated transmitters. The new rules categorically exclude low power, Part 15 devices of the type used by the Company from routine environmental evaluation because they offer little or no potential for exposure in excess of specified health and safety guidelines. The FCC also incorporated into its rules provisions of the Telecommunications Act of 1996 that preempt state and local governmental regulation over the placement of radio frequency based on radio frequency environmental effects. Despite these actions, some public concerns about radio frequency emissions remains. These concerns could have an adverse affect on the Company's business, financial condition and results of operations.

         State and Local Regulation. As a result of a recent amendment to the Communications Act of 1934 (the "Communications Act"), certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.

         The Company often requires the siting of its network radios and WAPs on public rights-of-way and other public property. Due to state and local right-of-way, zoning and franchising issues, the Company is not always able to place its radios in the most desirable locations, on an optimal schedule or in the most cost-effective manner. There can be no assurance that state and local processes associated with radio location will not have a material adverse effect on the Company's business, financial condition or operating results.

BACKLOG

         The Company had backlog of $1.1 million and $4.2 million as of December 31, 1996 and 1995, respectively. The Company expects to fill the orders pending at the end of 1996 by the end of the first quarter of 1997. Backlog as of any particular date is cancelable at any time without penalty and should not be relied on as an indicator of future revenues.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 248 people, 230 of whom were based in the United States. Of the total employees, 34 were in manufacturing, 45 were in network operations and deployment, 61 were in research and development, 73 were in sales, marketing and customer support and 35 were in administration. The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of whom might impede the achievement of the Company's development, deployment and commercialization of the Company's products and services. None of these individuals has an employment contract with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.

RISK FACTORS

         UNCERTAINTY REGARDING DEPLOYMENT OF RICOCHET AND ACQUISITION OF DEPLOYMENT AGREEMENTS

         The Company's future success depends on the successful deployment of Ricochet in major metropolitan areas of the United States. Before offering Ricochet service, the Company must complete deployment of the network in a portion of a metropolitan area that is large enough to justify commencement of marketing and sales efforts. The deployment process consists of obtaining site agreements, designing the network configuration, installing the network infrastructure and testing the network. After initial deployment and commencement of service in a portion of a metropolitan area, the Company can extend the geographic coverage of the Ricochet network to include additional portions of the metropolitan area. The Company believes that the deployment of the initial service territory in a metropolitan area equivalent to an average of the 50 largest Urbanized Areas, as defined by the U.S. Bureau of the Census, will take approximately 14 to 18 months depending on a number of factors, including availability of sufficient financial, technical, marketing and management resources, technological feasibility and availability of Ricochet radios and modems. Deployment in a larger metropolitan area, such as the New York City metropolitan area, may take significantly longer. Any inability or delays in execution in its deployment plan could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has limited prior experience in deploying and operating a wireless data communications service. Accordingly, there can be no assurance as to the timing or extent of the deployment of Ricochet.

         The construction of the Company's networks will depend to a significant degree on the Company's ability to lease or acquire sites for the location of its network equipment and to maintain agreements for such sites as needed. The Company installs most of its Ricochet network radios on street lights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which street lights are located and supply agreements with providers of electricity to the street lights to provide power for the Company's network radios. The process of obtaining these agreements is complex and has caused significant delays in deploying Ricochet networks. The Company must deal separately with each city in which it plans to deploy its network. In some instances, cities have never faced requests similar to the Company's, are reluctant to grant such rights or do not have a process in place to do so. The Company must then meet with various municipal organizations to discuss issues such as pricing, health and safety concerns, traffic disruption, aesthetics and citizen concerns. In the event the Company is unable to negotiate, renew or extend site agreements in a timely manner and on commercially reasonable terms, or at all, it would need to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. Deploying a large area in this manner could be significantly more expensive than installing network radios on street lights and may be restricted or prohibited by a municipality. The Company also leases space on building rooftops for its WAP sites. In connection with the leasing of WAP sites, the Company faces competition with other providers of wireless communication services. The Company expects that the site acquisition process will continue throughout the construction of the Company's networks. Each stage of the process involves various risks and contingencies, many of which are not within the control of the Company and any of which could adversely affect the construction of the Company's networks should there be delays or other problems.

         UNCERTAINTY OF MARKET ACCEPTANCE

         Commercialization of Ricochet is subject to market acceptance risks.
A broad market for wide area wireless data communications services has not yet developed. As a result, the extent of the potential demand for Ricochet service cannot be reliably estimated. In addition, the Company has limited experience marketing its Ricochet service. As of February 28, 1997, the Company had approximately 10,700 subscribers. The Company believes that market acceptance depends principally on cost competitiveness, data rate, ease of use, including compatibility with existing applications, cost and size of Ricochet modems, extent of coverage, customer support, marketing, distribution and pricing strategies of the Company and competitors, Company reputation and general economic conditions. Some of the foregoing factors are beyond the control of the Company. If the Company's customer base for Ricochet does not expand as required to support the deployment of additional networks, the Company's business, financial condition and operating results will be materially adversely affected. In addition, the market for wireless communications services is characterized by a high customer turnover rate.
There can be no assurance that the Company will be able to retain existing or future customers.

         CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company intends to continue the development, deployment and commercialization of its Ricochet networks. The timing and amount of capital expenditures may vary significantly depending on numerous factors including market acceptance of Ricochet, availability and financial terms of site agreements for the Company's network infrastructure, availability of Ricochet radios and modems and availability of sufficient management, technical, marketing and financial resources. The Company will need to raise additional funds through the sale of its equity or debt securities in private or public financings or through strategic partnerships in order to complete the deployment and commercialization of Ricochet. There can be no assurance that such funds will be sufficient to fund such deployment as planned. In addition, no assurance can be given that additional financing will be available or that, if available, such funding can be obtained on terms favorable to the Company. Should the Company be unable to obtain additional financing, it may be required to scale back the planned deployment of its Ricochet networks and reduce capital expenditures, which would have a material adverse effect on the Company's business, financial condition and operating results.

         EARLY-STAGE TECHNOLOGY; FUTURE OPERATING LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS

         The Company's Ricochet technology is at an early stage of development and has been in commercial operation for only a short period of time; consequently, the Company has limited historical financial information upon which a prospective investor could perform an evaluation. The Company will incur significant expenses in advance of generating revenues and is expected to realize significant operating losses in the future as a result of the continuing development, deployment and commercialization of its Ricochet networks. The Company's future operating results are subject to a number of risks, including the Company's ability to implement its strategic plan, to attract and retain qualified individuals and to raise appropriate financing as necessary. As such, no assurance can be given as to the timing and extent of revenue receipts and expense disbursements or the Company's ability to successfully complete all of the tasks associated with developing and maintaining a successful enterprise. In addition, there can be no assurance that the Company will be able to successfully manage operations. Management's failure to guide and control growth effectively (including implementing adequate systems, procedures and controls in a timely manner) could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has incurred cumulative net losses through December 31, 1996 of approximately $90.0 million. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's Ricochet networks. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while it continues to develop and deploy its Ricochet networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner. The Company may not be able to meet its debt service or working capital requirements and the Notes and the Warrants may, as a result, have little or no value.

         REGULATION OF COMMUNICATIONS ACTIVITIES

         The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 to 928 MHz frequency band currently used by the Company's radio products. Part 15 of the FCC's regulations specifies frequency bands in which the operation of certified radio equipment is permitted without a license. The Company has designed its products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules.

         License-free operation of the Company's products and other Part 15 products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band, including industrial, scientific and medical equipment, the United States government and, in certain instances, location and monitoring systems and amateur radio services. The Company's products must not cause harmful interference to any non- Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in the licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. The FCC has issued a Notice of Proposed Rule Making concerning amendment of the rules for Part 15 spread spectrum transmitters to expand the ability of equipment manufacturers to develop spread spectrum systems for unlicensed use. While the Company believes that the proposed rules will not have any significant adverse impact on its operations, there can be no assurance that the FCC will not take regulatory action in this proceeding that will result in material adverse effects on the Company.

         The FCC has adopted rules for the LMS, a licensed service replacing the Automatic Vehicle Monitoring service operating in the 902 to 928 MHz frequency band. These rules are currently under reconsideration at the FCC. Generally, the LMS rules, as adopted, expanded the class of persons eligible to hold licenses and their potential customer base. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band so long as such operation does not cause "harmful interference," which was specifically defined by the FCC. While the rules could lead to increased congestion in the 902 to 928 MHz frequency band, they provide a greater degree of protection to Part 15 users by providing certain "safe harbors" for Part 15 operations. In addition, LMS licenses will be conditioned on testing to assure that specific LMS operations will not cause harmful interference to Part 15 operations. While the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations, there can be no assurance that the operation of one or more of the Company's network installations at particular locations would not be adversely affected. While the Company believes that if the FCC chooses to revise these rules on reconsideration, the revised rules ultimately adopted will serve to further minimize any impact LMS will have on present license-free use of the 902 to 928 MHz frequency band. There can be no assurance that the FCC will not take regulatory action in this proceeding that would have a material adverse effect on the Company's business, financial condition or operating results.

         The FCC has also solicited comments on a private entity's proposal to authorize non-government wind profiler radar systems in the 902 to 928 MHz frequency band. While not currently the subject of proposed rules, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition or operating results.

         In 1996, the Company purchased an option to acquire Overall Wireless, a corporation that holds a nationwide wireless communications license issued by the FCC authorizing operation on 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. Before the license can be transferred to the Company, Overall Wireless must construct 40% of the system, and the FCC must approve the transfer. Operation in the licensed spectrum is governed by Part 90 of the FCC's rules. The applicable FCC rules were amended by an Order released in March 1997 to permit the types of operations in this frequency band proposed by the Company. Generally, these rules become effective when published in the Federal Register. Upon publication, interested persons will have an opportunity to request reconsideration of the new rules. While the Company believes that the system will be sufficiently constructed and that the FCC will approve the license transfer, there can be no assurance that the Company will be able to develop 220 MHz equipment that performs in accordance with the FCC's rules or that the FCC will not take action adverse to the Company.

         In March 1997, the FCC initiated a rulemaking proceeding in response to a request filed by the American Radio Relay League, Inc. The FCC proposes to amend its rules for the Amateur Radio Services to allow amateur stations greater flexibility in the use of high powered spread spectrum technologies in, among others, the 902 to 928 MHz frequency band. To protect other users, including
Part 15 users such as the Company, the FCC proposes to require spread spectrum equipment used by amateur radio licensees to use the minimum power necessary and to incorporate automatic power control circuitry in their equipment to reduce the potential for interference. If the FCC ultimately adopts rules as proposed, amateur spread spectrum operations may interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, by installing additional network radios or other measures, there can be no assurance to that effect.

         The FCC recently initiated a rulemaking proceeding and inquiry to determine, among other things, whether to permit local exchange carriers to assess interstate access charges on information service providers. The FCC has tentatively concluded that access charges should not apply to information service providers and left standing an earlier decision that such charges would not apply to enhanced services, which includes access to the Internet and other interactive computer networks. However, the FCC also sought comment on whether to initiate a separate rulemaking proceeding and inquiry to consider additional rules or actions that may be necessary relating to information services and the Internet. There can be no assurance that the final rules adopted, if any, will reflect the FCC's tentative conclusion with regard to the imposition of access charges or that the outcome of any rulemaking proceeding and inquiry concerning information services and the Internet would not have a material adverse effect on the Company's business, financial condition and results of operations.

         In November 1996, the Federal-State Joint Board on Universal Service, charged under the Communications Act of 1934, as amended, with making recommendations to the FCC regarding contributions to support the universal service fund, released its decision. Although it recommended that the FCC not require information and enhanced service providers to contribute to the universal service fund, it suggested that the FCC reevaluate which services qualify as information services, taking into account changes in technology and the regulatory environment. If the FCC rejects the Board's recommendation, it could require providers of information services such as the Company to make contributions to the universal service fund. The Company cannot predict what, if any, impact such contributions would have on its business, financial condition and results of operations.

         On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rulemaking proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially adversely affected.

         As a result of a recent amendment to the Communications Act, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.

         The Company often requires the siting of its network radios and WAPs on public rights-of-way and other public property. Due to state and local right-of-way, zoning and franchising issues, the Company is not always able to place its radios in the most desirable locations, on an optimal schedule or in the most cost-effective manner. There can be no assurance that state and local processes associated with radio location will not have a material adverse effect on the Company's business, financial condition or operating results.

         RISKS OF DEVELOPING TECHNOLOGY

         The Company's networks have not been in commercial operation for an extended period of time. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the development of its technology and products. Significant risks remain as to the technological performance of the Company's services and products. These include, for example, firmware failures, problems associated with large-scale deployment, inability of networks to meet expected performance in data rate, latency, capacity and range, hardware reliability and performance problems, problems associated with links between Ricochet network radios, WAPs, the wired backbone and other wired networks, excessive interference with or by the Company's networks, failure to receive FCC certification, inability to reduce product size and cost, timing of completion of development and preclusion from commercialization by proprietary rights of third parties. Given the limited deployment of Ricochet to date, there can be no assurance that selected Ricochet network components will be adequate to meet the geographic and radio frequency propagation characteristics of new areas of development. For example, in mid-1995, because of network performance problems discovered during the initial deployment of the Ricochet network in the Silicon Valley, the Company had to redesign certain portions of its Ricochet radios and modems to improve transmission and reception quality and upgrade all of the radios that had been deployed to date. Delays in implementation of the Company's networks as a result of technical difficulties could have a material adverse effect on the Company's business, financial condition and operating results.

         HIGHLY COMPETITIVE INDUSTRY

         Competition in the market for data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing new wired and wireless data communications services and products using competing technologies. The competition can be placed into two categories: portable and fixed access. While Ricochet can be used as a fixed point service, it is positioned primarily as a portable service with its largest competitive advantages being portability and low flat rate pricing.

         Portable Services. Companies offering portable data communications services include CDPD, cellular analog, PCS, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. The Company estimates that user throughput speed for these competitors range from 2 to 10 kbps and pricing is typically based on usage. CDPD is either installed or being installed in a number of metropolitan areas, but complete coverage and roaming arrangements are not yet in place. CDPD is typically priced between $0.05 and $0.15 per kilobyte making heavy usage very expensive. Analog cellular networks are widely available throughout the United States and, with the addition of a special modem, can also be used for sending data. Cellular data services are priced at the same per minute rate as voice services. PCS service providers who recently acquired spectrum at FCC auctions are now launching new digital voice services in competition with existing cellular providers. These PCS providers are also planning to offer data services. Such data services are expected to be priced on a per minute basis similar to voice services. It is anticipated that in the future, PCS providers will offer higher speed solutions by combining channels and refining their protocols. In addition, two wireless data communications network services, ARDIS (owned by Motorola, Inc.) and RAM, an affiliate of BellSouth Corporation, are widely installed and operating across the United States and in some foreign countries. Pricing for ARDIS and RAM is based on data-usage. Mtel Paging has also recently introduced a two-way data paging service for short messages. ARDIS, RAM and two-way paging are currently not compatible or fast enough for standard Internet browsers.

         Fixed-Point Access. A variety of fixed point high speed (up to 1 Mbps) data technologies for both wired and wireless products and services are in various stages of development. Fixed-point data services and technologies include XDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and AT&T's digital wireless service. These services are aimed at providing data connectivity to the home or office at speeds that will support future video & multimedia applications over the Internet. XDSL is a technology under development expected to be deployed by the phone companies, providing very high speed data access over existing phone lines. This technology is likely to require high quality phone lines between the home and central phone switch. Cable modems are also under development by a number of manufacturers. Most cable service today is "one-way" requiring the addition of two-way capabilities or a phone line for the return path. Hughes Satellite Data Service offers high speed Internet access by placing a satellite dish on the subscriber's home and using a phone line for the return path. ISDN is currently the most popular method of accessing high speed data over phone lines. It requires special modems and phone line installation. AT&T has recently announced plans to install digital wireless receivers on homes over the next couple of years, providing a package of fixed wireless services including traditional voice- telephone service and high-speed Internet access. Finally, wireless LAN hardware equipment is sold by several vendors. It allows corporations to avoid installing Ethernet cables and provides limited portability (typically 200-500 feet) around a corporate campus. Most of the current and anticipated competitors in the market for data communications services have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or uncompetitive.

         Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies.
Competition in the market for Internet services is intense and there can be no assurance the Company will be able to compete successfully in this market. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on- line service providers such as AOL, the Microsoft Network, CompuServe and Prodigy, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between 14.4 and 36.6 kbps. Access speeds are increasing with the recently announced 56.6 kbps modems from U.S. Robotics Corporation and others. Such high speed modems require high quality phone lines and matching high speed modems at the service provider end. Many of such competitors have had significantly more experience offering such services than the Company. Most of the current and anticipated competitors in this market have substantially greater management, technical, marketing and financial resources than the Company. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet. Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased
spending on selling, marketing and product development activities.   These
factors could have a material adverse effect on the Company's financial condition and operating results.

         The Company's competitors are becoming increasingly aware of the commercial value of technical findings and are becoming more active in seeking patent protection and licensing arrangements for the use of technology that others have developed. The development by others of new products and processes competitive with or superior to those of the Company could render the Company's products obsolete or uncompetitive. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patents or otherwise develop proprietary products or processes, and secure sufficient capital resources.

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

         TECHNOLOGICAL CHANGE

         The market for data communications systems is characterized by rapidly changing technology and evolving industry standards in both the wireless and wireline industries. The Company's success will depend to a substantial degree on its ability to develop and introduce in a timely and cost-effective manner enhancements to its existing systems and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates, such as those provided by wired solutions like ISDN, may affect customer perceptions as to the adequacy of the Company's services and may also result in the widespread development and acceptance of applications that require a higher data rate than the Company's Ricochet service currently provides. There can be no assurance that the Company's technology or systems will not become obsolete upon the introduction of alternative technologies. If the Company does not develop and introduce new products and services and achieve market acceptance in a timely manner, its business, financial condition and operating results could be materially and adversely affected.

         RISKS RELATING TO POTENTIAL ACQUISITION OF OVERALL WIRELESS

         In 1996, the Company purchased an option to acquire Overall Wireless, a corporation that holds a nationwide wireless communications license issued by the FCC authorizing operations on 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which approximately $500,000 had been loaned as of December 31, 1996. In January 1997, the Company extended the term of the option until

July 1997 by paying an additional $500,000. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate.

         The Company's ability to exercise the option is subject to Overall Wireless' completion of construction of 40% of the system prior to July 29, 1997, the subsequent filing of an application to transfer the license with the FCC and the approval by the FCC of the application, which approval process typically will take from three to six months. While the Company believes that the requisite construction will be completed on time and that the FCC will consent to the assignment of the license, there can be no assurance that the Company will be able to develop 220 MHz equipment that performs in accordance with the FCC's rules or that the FCC will not take action adverse to the Company. The option may expire prior to becoming exercisable. In the event that the Company does not exercise the option or terminates it due to the failure of certain conditions, the Company must pay a termination fee of up to $2.0 million, which may be paid through cancellation of indebtedness of Overall Wireless. In such event, Overall Wireless would retain its rights to the license and would be available for purchase by a third party, including a competitor of the Company.

         In the event that the option becomes exercisable and is in fact exercised by the Company, the Company intends to use the license to provide enhancements to its Ricochet networks, which could include "wake-up" features that would extend the battery life of Ricochet devices and short messaging capabilities that could improve the "reach" of the Ricochet network significantly. The license could also enable the Company to offer additional wireless services such as low-cost telemetry, two-way paging and a wireless return path for wireless cable customers. All of such uses would require significant engineering efforts by the Company to develop equipment for 220 MHz operations that comply with the FCC's rules. Thus, even with the exercise of the option, there can be no assurance that the Company will be able to develop or use the 220 MHz technology.

         In addition, in the event that the Company exercises the option and subsequently sells the license or any equity interest in Overall Wireless to a third party before December 31, 1999, the Company may be forced to pay a percentage of the profits realized by the Company on the sale to each person or entity that held Overall Wireless stock immediately before exercise of the option.

         UNCERTAINTY OF PROPRIETARY RIGHTS

         The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect its technology, inventions and improvements to its inventions that it considers important to its business. The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has been issued 21 patents in the United States, which expire on dates between 2007 and 2014. Foreign patents corresponding to one domestic patent have been granted in nine foreign countries, foreign patents corresponding to two other U.S. patents have been approved for grant in four foreign countries, and other foreign and domestic patents are pending. There can be no assurance that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns over 30 United States trademark registrations and approximately 20 foreign counterparts. There can be no assurance that any of the Company's current or future patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable, or that the rights granted thereunder will provide significant proprietary protection or commercial advantage to the Company. The Company is not aware of any infringement of its patents, trademarks or other proprietary rights by others.

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

         The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information of the Company. It is the Company's policy to require its employees, certain contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with the Company. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that the Company's trade secrets will not otherwise become known or be independently discovered by the Company's competitors.

         The commercial success of the Company will also depend in part on the Company not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in the Company's products. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products and services could have a material adverse effect on the Company. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights.

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

         LIMITED MANUFACTURING EXPERIENCE AND CAPABILITY; INVENTORY MANAGEMENT

         The Company has limited experience in large-scale manufacturing. The Company's printed circuit boards and other subassemblies are assembled on a contract basis by local manufacturers. Final assembly and testing operations are performed internally. The Company believes that it has or can secure adequate capacity to meet forecasted demand for its products and networks for at least the next 12 months. However, if customers begin to place large orders for the Company's products or if the Company decides to accelerate deployment of Ricochet, the Company's present manufacturing capacity may prove inadequate. To be successful, the Company's products and components must be manufactured in commercial quantities at competitive cost and quality. The Company's long-term manufacturing strategy is to supplement its manufacturing capabilities by increasing outsourcing of product assembly and testing and by licensing other companies to manufacture certain of the Company's products. In the future, the Company will be required to achieve significant product and component cost reductions. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms and if product and component cost reductions are not achieved, the Company's competitive position, and the ability of the Company to achieve profitability, would be materially impaired.

         Effective inventory management requires the Company to accurately forecast demand for its services and products and to adequately take into account the introduction of new or replacement products. Failure to manage this process effectively could result in insufficient inventory to meet demand, thereby limiting revenues and deployment of Ricochet networks, or could result in excess inventory that may become obsolete before it is sold, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

         QUARTERLY FLUCTUATIONS

         The Company believes that its future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include the significant cost of building its Ricochet networks (including any unanticipated costs associated therewith), fluctuating market demand for the Company's services, establishment of a market for the Ricochet service, pricing strategies for competitive services, delays in the introduction of the Company's services, new offerings of competitive services, changes in the regulatory environment, the cost and availability of Ricochet infrastructure and subscriber equipment and general economic conditions.

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

         DEPENDENCE ON SOUTHERN CALIFORNIA EDISON

         The Company has relied to date primarily on Southern California Edison ("SCE") as the principal source of its revenues. Revenues from SCE accounted for 79%, 84%, 72% and 51% of the Company's total revenues in 1993, 1994, 1995 and 1996, respectively. As of December 31, 1996, SCE was the only company to have made a commitment to purchase a large volume of the Company's products. The Company expects only a small amount of revenues from SCE in 1997 and does not expect any revenues from SCE in 1998 or thereafter.

         ANTITAKEOVER PROVISIONS; POSSIBLE FUTURE ISSUANCES OF PREFERRED STOCK

         The Company's Certificate of Incorporation, as amended (the "Amended Certificate"), Bylaws and the provisions of the Delaware General Corporation Law (the "Delaware GCL") contain certain provisions that may have the effect of discouraging, delaying or making more difficult a change in control of the Company or preventing the removal of incumbent directors. The existence of these provisions may have a negative impact on the price of the Common Stock and may discourage third party bidders from making a bid for the Company or may reduce any premiums paid to security holders for their Common Stock. Furthermore, the Company is subject to Section 203 of the Delaware GCL, which could have the effect of delaying or preventing a change in control of the Company.

         The Amended Certificate also allows the Board of Directors to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences and privileges of such shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, any such issuance could be used to discourage, delay or make more difficult a change in control of the Company.



ITEM 2 - PROPERTIES.

         The largest part of the Company's operations and its headquarters are located in approximately 78,500 square feet of leased office, manufacturing and warehouse space located in Los Gatos, California. The leases on this space expire on various dates from January 2004 to January 2007. The Company believes this space will provide the office and manufacturing space that will be required for anticipated increases in the Company's business activity over the next year. The Company also leases approximately 13,000 square feet for its product development facility in Vancouver, Canada under a lease that expires in June 2002, and approximately 10,000 square feet for its network operations facility in Houston, Texas under a lease that expires in the year 2000. The Company maintains small offices in Washington and Virginia.


ITEM 3 - LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of Metricom's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCOM." The table below sets forth the high and low sales prices for the Company's Common Stock (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the Common Stock on the Nasdaq National Market on March 17, 1997 was $11.125.

                                                                                 PRICE RANGE OF
                                                                                  COMMON STOCK
                                                                          -------------------------------
                                                                             HIGH                   LOW
                                                                          -------------------------------
 Year Ending December 31, 1995:
     1st Quarter . . . . . . . . . . . . . . . . . . . .                    $16.25                 $13.75
     2nd Quarter . . . . . . . . . . . . . . . . . . . .                     18.25                  14.00
     3rd Quarter . . . . . . . . . . . . . . . . . . . .                     25.75                  14.50
     4th Quarter . . . . . . . . . . . . . . . . . . . .                     22.50                  10.25

 Year Ending December 31, 1996:
     1st Quarter . . . . . . . . . . . . . . . . . . . .                    $14.375                $ 9.25
     2nd Quarter . . . . . . . . . . . . . . . . . . . .                     19.75                  10.75
     3rd Quarter . . . . . . . . . . . . . . . . . . . .                     18.625                 11.375
     4th Quarter . . . . . . . . . . . . . . . . . . . .                     18.625                 11.25

         As of March 17, 1997, there were approximately 346 holders of record of the Company's Stock. Since inception, the Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business and, therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA.

         The information under "Selected Consolidated Financial Data" on page 13 of the Annual Report is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 18 of the Annual Report is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information on pages 19 through 31 of the Annual Report is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS.

         The names, ages and positions held by the executive officers of the Company are as follows:

                       NAME                           AGE                        POSITION
 -----------------------------------------------------------------------------------------------------------
 Robert P. Dilworth  . . . . . . . . . . . . . .      55     President, Chief Executive Officer and Chairman
                                                             of the Board

 William D. Swain  . . . . . . . . . . . . . . .      56     Chief Financial Officer and Secretary

 Gary M. Green . . . . . . . . . . . . . . . . .      56     Executive Vice President and Chief Operating
                                                             Officer

 Donald F. Wood  . . . . . . . . . . . . . . . .      42     Executive Vice President, Wireless Services
                                                             Division

        ROBERT P. DILWORTH has served as the Company's President and Chief Executive Officer since September 1987, as a director since August 1987 and as Chairman of the Board since February 1997. Prior to joining the Company, he served as President of Zenith Data Systems Corp., a microcomputer manufacturer and a wholly-owned subsidiary of Zenith Electronics Corp., from May 1985 to November 1987. Mr. Dilworth is also a director of VLSI Technology, Inc. and Data Technology Corporation.

        WILLIAM D. SWAIN has served as the Company's Chief Financial Officer since February 1988 and its Secretary since April 1992. Mr. Swain joined the Company as Director of Finance in January 1988. Prior to joining the Company, Mr. Swain was Chief Financial Officer of Morrow Designs, Incorporated, a computer manufacturer; Controller of the mini-computer division of Unisys Corporation; and Controller of Varian Data Machines, the computer division of Varian Associates, Inc.

        GARY M. GREEN has served as the Company's Executive Vice President and Chief Operating Officer since October 1991. Mr. Green joined the Company in January 1991 as Vice President, New Products Division. Prior to joining the Company, Mr. Green served as Senior Vice President and General Manager of Energy Sciences Inc., a manufacturer of electron-beam processing systems, from April 1987 to January 1991. From 1984 to April 1987, Mr. Green served as General Manager, Vacuum Products Division, of Varian Associates, Inc.

        DONALD F. WOOD has served as the Company's Executive Vice President, Wireless Services Division since joining the Company in November 1994. From June 1990 to November 1994, he was employed by Octel Communications, Inc., a voice processing, equipment and services company, where he last served as Director of Marketing of the Customer Premise Equipment Division. He has also served as Vice President, Marketing, of International Power Technology, Inc., a supplier of energy-related capital equipment; a management consultant with McKinsey and Company; and an economist with the Environmental Protection Agency. In 1987 he co-founded Wood-Howard Products, Inc., a consumer product publishing company. Mr. Wood is also a director of My Software, Inc.

        Additional information regarding directors and executive officers contained on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.

         Information regarding executive compensation contained on pages 13 through 20 of the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management contained on pages 11 and 12 of the Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions contained on pages 21 and 22 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

         (A)     FINANCIAL STATEMENTS.

         The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants, are incorporated by reference herein from the Annual Report.

         (B)     REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

         (C)     EXHIBITS.

EXHIBIT
NUMBER                                     EXHIBIT
3.1(9)        Restated Certificate of Incorporation of the Company, as
              amended.

3.2(1)        Bylaws of the Company.

4.1           Reference is made to Exhibits 3.1 and 3.2.

4.2(1) Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.

4.3(1)        Specimen stock certificate.

4.4(5)        Fifth Amendment to Registration Rights Agreement.

4.5(5)        Sixth Amendment to Registration Rights Agreement.

4.6(10)       Form of 8% Convertible Subordinated Note due 2003.

4.7(10) Indenture, dated as of August 15, 1996, between the Company and U.S. Trust Company of California, N.A.

10.1(1) Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended November
              1, 1993.

 EXHIBIT
 NUMBER                                     EXHIBIT
 10.3(1)(2)    Form of Incentive Stock Option Agreement under the Option Plan.

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

 10.19(4) Purchase Agreement, dated October 8, 1993, between the Company and Donald H. Rumsfeld.

 10.20(5)      Common Stock Purchase Warrant for 350,000 shares dated March 25,
               1993 granted to Sterling Payot Company.

 10.21(5)      Common Stock Purchase Warrant for 100,000 shares dated February
               19, 1993 granted to Sterling Payot Company.

 10.22(5) Letter Agreements between the Company and Sterling Payot Company dated February 19, 1993 and September 15, 1993.

EXHIBIT
NUMBER                                     EXHIBIT
10.23(6)      Purchase Agreement, dated February 18, 1994, between the Company and Microsoft Corporation.

10.24(8)      Common Stock Purchase Agreement for 200,000 shares dated
              September 27, 1994 granted to Sterling Payot Company.

10.25(8) Letter Agreement between the Company and Sterling Payot Company dated October 31, 1994.

10.26(7)      Management Agreement of Metricom DC, L.L.C.

10.27(8) Option Agreement and Agreement and Plan of Reorganization, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers
              Investor Services, Inc.

10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
              Company, Furman Selz LLC and Feshbach Brothers Investor
              Services, Inc.

10.31         Letter Agreement, dated as of January 23, 1997, between the
              Company and Sterling Payot Company

23.1          Consent of Independent Public Accountants.

24.1(5)       Power of Attorney.

27.1          Financial Data Schedule.


________________

(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-46050), as amended.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended October 31, 1993.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference from the Company's Form 10-K/A Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 28, 1996.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 27, 1996.

(10) Incorporated by reference from the Company's Form 8-K filed September 11, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.



                                       METRICOM, INC.



                                       By: /s/ William D. Swain
                                           -------------------------------
                                           William D. Swain
                                           Chief Financial Officer and
                                           Secretary
                                           (duly authorized representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                      SIGNATURE                         TITLE                        DATE
 By: /s/ Robert P. Dilworth              President, Chief Executive Officer     March 27, 1997
    ------------------------------       and Chairman of the Board
         Robert P. Dilworth              (principal executive officer)

 By: /s/ William D. Swain                Chief Financial Officer and            March 27, 1997
    ------------------------------       Secretary (principal financial and
         William D. Swain                accounting officer)

 By: /s/ Cornelius C. Bond, Jr.          Director                               March 27, 1997
     -----------------------------
         Cornelius C. Bond, Jr.

 By: /s/ Robert S. Cline                 Director                               March 27, 1997
     -----------------------------
         Robert S. Cline

 By: /s/ Justin L. Jaschke               Director                               March 27, 1997
     -----------------------------
         Justin L. Jaschke

 By: /s/ George W. Levert                Director                               March 27, 1997
    ------------------------------
         George W. Levert

 By: /s/ Donald Rumsfeld                 Director                               March 27, 1997
    ------------------------------
         Donald Rumsfeld

 By: /s/ Robert M. Smelick               Director                               March 27, 1997
    ------------------------------
         Robert M. Smelick

 By: /s/ Jerry Yang                      Director                               March 27, 1997
    ------------------------------
         Jerry Yang

                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                     EXHIBIT                                  PAGE
 3.1(9)        Restated Certificate of Incorporation of the Company, as
               amended.

 3.2(1)        Bylaws of the Company.

 4.1           Reference is made to Exhibits 3.1 and 3.2.

 4.2(1) Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.

 4.3(1)        Specimen stock certificate.

 4.4(5)        Fifth Amendment to Registration Rights Agreement.

 4.5(5)        Sixth Amendment to Registration Rights Agreement.

 4.6(10)       Form of 8% Convertible Subordinate Note due 2003.

 4.7(10) Indenture, dated as of August 15, 1996, between the Company and U.S. Trust Company of California, N.A.

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

 EXHIBIT
 NUMBER                                     EXHIBIT                                  PAGE
 10.12(1)      Manufacturing, Supply and Marketing Agreement between the
               Company, Mitsui & Co., Ltd., Mitsui Comtek Corp. and Oi Electric
               Co., Ltd. dated as of March 12, 1991.

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

 10.19(4) Purchase Agreement, dated October 8, 1993, between the Company and Donald H. Rumsfeld.

 10.20(5)      Common Stock Purchase Warrant for 350,000 shares dated March 25,
               1993 granted to Sterling Payot Company.

 10.21(5)      Common Stock Purchase Warrant for 100,000 shares dated February
               19, 1993 granted to Sterling Payot Company.

 10.22(5) Letter Agreements between the Company and Sterling Payot Company dated February 19, 1993 and September 15, 1993.

 10.23(6) Purchase Agreement, dated February 18, 1994, between the Company and Microsoft Corporation.

 10.24(8)      Common Stock Purchase Agreement for 200,000 shares dated
               September 27, 1994 granted to Sterling Payot Company.

 10.25(8) Letter Agreement between the Company and Sterling Payot Company dated October 31, 1994.

 10.26(7)      Management Agreement of Metricom DC, L.L.C.

 10.27(8) Option Agreement and Agreement and Plan of Reorganization, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

 10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

 10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers
               Investor Services, Inc.

 10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
               Company, Furman Selz LLC and Feshbach Brothers Investor
               Services, Inc.

EXHIBIT
NUMBER                                     EXHIBIT                          PAGE
10.31         Letter Agreement, dated as of January 23, 1997, between the
              Company and Sterling Payot Company........................     36

23.1          Consent of Independent Public Accountants.................     38

24.1(5)       Power of Attorney.

27.1          Financial Data Schedule...................................     39


----------------
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-46050), as amended.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended October 31, 1993.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993.

(6) Incorporated by reference from the Company's Form 10-K/A Amendment No. 1 to the Company's Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 28, 1996.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 27, 1996.

(10) Incorporated by reference from the Company's Form 8-K filed September 11, 1996.