Form 10-K/A
period 1996-12-31
METRICOM INC / DE
filed 1997-04-18
CIK 884318

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on March 17, 1997 was $94,275,297.

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

EXHIBIT
NUMBER                                  EXHIBIT

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

EXHIBIT
NUMBER                                  EXHIBIT

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

10.29(10)         Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers
                  Investor Services, Inc.

10.30(10)         Placement Agreement, dated as of August 20, 1996, among the
                  Company, Furman Selz LLC and Feshbach Brothers Investor
                  Services, Inc.

10.31(11)         Letter Agreement, dated as of January 23, 1997, between the
                  Company and Sterling Payot Company

 13.1             Portions of the Company's Annual Report to Stockholders.

 23.1             Consent of Independent Public Accountants.

 24.1(5)          Power of Attorney.



----------

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

(10) Incorporated by reference from the Company's Form 8-K filed September 11, 1996.

(11) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of April, 1997.

                                    METRICOM, INC.



                                    By: /s/ William D. Swain
                                        --------------------
                                        William D. Swain
                                        Chief Financial Officer and Secretary
                                        (duly authorized representative)

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

EXHIBIT
NUMBER                                           EXHIBIT                                       PAGE
10.13(1)          Standard Industrial Lease between the Company and Pen Nom I
                  Corporation dated as of October 17, 1991.

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

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

10.29(10)         Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers
                  Investor Services, Inc.

10.30(10)         Placement Agreement, dated as of August 20, 1996, among the
                  Company, Furman Selz LLC and Feshbach Brothers Investor
                  Services, Inc.

10.31(11)         Letter Agreement, dated as of January 23, 1997, between the
                  Company and Sterling Payot Company

EXHIBIT
NUMBER                                           EXHIBIT                                       PAGE
 13.1             Portions of the Company's Annual Report
                  to Stockholders.......................................................       10

 23.1             Consent of Independent Public Accountants.............................       28

 24.1(5)          Power of Attorney.

----------
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-46050), as amended.

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

(10) Incorporated by reference from the Company's Form 8-K filed September 11, 1996.

(11) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

                                  EXHIBIT 13.1

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                     1992         1993         1994         1995         1996
                                   --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:

Revenues:
  Product revenues ............    $  3,423     $  8,173     $ 19,580     $  4,995     $  4,996
  Service revenues ............          --           --           27          789        2,158
  Development contract
    revenues ..................       2,982        1,884        1,957           --           --
                                   --------     --------     --------     --------     --------
    Total revenues ............       6,405       10,057       21,564        5,784        7,154
                                   --------     --------     --------     --------     --------

Costs and expenses:
  Cost of product revenues ....       3,197        6,401       15,116        3,134        2,528
  Cost of service revenues ....          --           --        1,244        9,360       16,587
  Cost of development
    contract revenues .........       2,894        1,932        1,890           --           --
  Research and development ....       1,809        3,256        8,668        9,145        9,896
  Selling, general and
    administrative ............       3,366        5,027        9,695       12,029       19,495
                                   --------     --------     --------     --------     --------
    Total costs and expenses...      11,266       16,616       36,613       33,668       48,506
                                   --------     --------     --------     --------     --------

    Loss from operations ......      (4,861)      (6,559)     (15,049)     (27,884)     (41,352)
Interest expense ..............          --           --           --           --       (1,310)
Interest income, net ..........         408          410        3,300        4,363        3,317
                                   --------     --------     --------     --------     --------
    Net loss ..................    $ (4,453)    $ (6,149)    $(11,749)    $(23,521)    $(39,345)
                                   ========     ========     ========     ========     ========

Net loss per share ............    $  (0.61)    $  (0.74)    $  (0.96)    $  (1.79)    $  (2.93)
                                   ========     ========     ========     ========     ========

Weighted average shares
 outstanding ..................       7,286        8,353       12,202       13,140       13,413


                                                       AS OF DECEMBER 31,
                                   ------------------------------------------------------------
                                     1992         1993         1994         1995         1996
                                   --------     --------     --------     ---------    --------
BALANCE SHEET DATA:
  Cash and investments ....        $ 11,888     $ 25,020     $ 89,588     $ 64,415     $ 65,221
  Working capital .........          14,626       28,545       73,012       46,771       57,738
  Property and equipment...           1,702        1,990       10,170       17,717       33,606
  Total assets ............          17,472       32,483      105,534       86,076      101,799
  Long-term debt ..........              --           --           --           --       45,000
  Stockholders' equity ....          15,739       29,171      101,516       80,374       43,306

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. A significant portion of the Company's revenues have been derived primarily from development contracts and sales of customer-owned networks and related products, known as UtiliNet, to Southern California Edison ("SCE") and other utility companies. In September 1995, the Company substantially completed deployment and commenced commercial service of its Ricochet network throughout California's Silicon Valley. In 1996, commercial service commenced in other parts of the San Francisco Bay Area and in the Seattle and Washington, D.C. metropolitan areas. As of February 28, 1997, there were approximately 10,700 Ricochet subscribers and the Company estimates that its networks covered a population of approximately 6.1 million people. The Company believes that it will derive an increasing percentage of its future revenues from Ricochet products and services.

         The Company has incurred cumulative net losses through December 31, 1996 of approximately $90.0 million. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while it continues to develop and deploy its Ricochet networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner or at all.

         The Company's future success depends on the successful deployment of Ricochet in major metropolitan areas of the United States. Deployment in each metropolitan area will require significant expenditures, a substantial portion of which is incurred before the realization of revenues from such area. Any inability to execute, or delays in execution of, such deployment plan could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance as to the timing or extent of the deployment of Ricochet.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 entitled "Risk Factors," as well as those in this Annual Report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    1994       1995       1996
                                                    ----       ----       ----
REVENUES:
    Product revenues ..........................      91%         86%        70%
    Service revenues ..........................      --          14         30
    Development contract revenues .............       9          --         --
                                                    ----       ----       ----
        Total revenues ........................     100%        100%       100%

COSTS AND EXPENSES:
    Cost of product revenues ..................       70         54         35
    Cost of service revenues ..................        6        162        232
    Cost of development contract revenues .....        9         --         --
    Research and development ..................       40        158        138
    Selling, general and administrative .......       45        208        273
                                                    ----       ----       ----
        Total costs and expenses ..............      170        582        678
                                                    ----       ----       ----

Loss from operations ..........................      (70)      (482)      (578)
Interest expense ..............................       --         --        (18)
Interest income, net ..........................       15         75         46
                                                    ----       ----       ----

Net loss ......................................      (54)%     (407)%     (550)%
                                                    ====       ====       ====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Revenues consist of product, service and development contract revenues. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Development contract revenues are recognized when the related development costs are incurred.

         Total revenues increased to $7.1 million in 1996 from $5.8 million in 1995 primarily due to increased service revenues, which increased to $2.1 million in 1996 from $789,000 in 1995. This increase was due to increases in Ricochet subscriber fees and modem rentals. Product revenues, derived primarily from the sale of UtiliNet products, were $5.0 million in 1996 and 1995. A significant portion of such revenue was derived from SCE, the Company's principal customer. Revenues from SCE accounted for 72% and 51% of total product revenues in 1995 and 1996, respectively.

         The Company generated no development contract revenues in 1996 and does not expect significant development funding in the future.

         Cost of Revenues. Cost of product revenues decreased to $2.5 million in 1996 from $3.1 million in 1995. The cost of product revenues as a percent of product revenues decreased to 51% in 1996 from 63% in 1995. This decrease was primarily due to a more favorable product mix of the Company's UtiliNet products in 1996 and provisions for the write-down of inventory related to certain Ricochet products in the first quarter of 1995.

         Cost of service revenues increased to $16.6 million in 1996 from $9.4 million in 1995. These costs represent certain costs incurred to design and operate Ricochet networks, the cost of efforts to obtain site agreements for the Company's network infrastructure and certain costs associated with manufacturing the Company's network components. The increase is due to a higher level of Ricochet network deployment in the San Francisco Bay Area and the Seattle and Washington, D.C. metropolitan areas and activities to obtain necessary site agreements in 1996 as compared to 1995. These costs are expected to continue to increase as a result of the continued deployment of Ricochet networks and are expected to be greater than Ricochet service revenues for the foreseeable future.

         Research and Development. Research and development expenses increased to $9.9 million in 1996 from $9.1 million in 1995. The increase was due to development activities related to enhancements to the technology employed by the Company's Ricochet networks and development of Ricochet modems. The Company expects research and development expenses to continue to increase in absolute dollars in future periods.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $19.5 million in 1996 from $12.0 million in 1995 primarily due to increased selling expense as a result of personnel increases and additional efforts to increase the number of Ricochet subscribers. General and administrative expenses also increased primarily as a result of personnel increases. These costs are expected to continue to increase as a result of the continued deployment of Ricochet networks.

         Interest Income and Expense. Interest expense increased to $1.3 million in 1996 as a result of the issuance of $45 million in principal amount of 8% Convertible Subordinated Notes due 2003 in August 1996. Interest income decreased to $3.3 million in 1996 from $4.4 million in 1995 primarily due to a lower level of cash and cash equivalents in 1996 as compared to 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Total revenues decreased to $5.8 million in 1995 from $21.6 million in 1994 primarily due to lower product revenues, which decreased to $5.0 million in 1995 from $19.6 million in 1994. These decreases were primarily due to an expected decline in shipments of products to SCE as the majority of a large distribution automation project was completed in 1994. Revenues from SCE accounted for 84% and 72% of total product revenues in 1994 and 1995, respectively.

         Service revenues increased to $789,000 in 1995 from $27,000 in 1994 primarily due to certain fees for UtiliNet customer support, which were reimbursed under development contract revenues prior to 1995, as well as Ricochet subscriber fees and modem rentals.

         The Company generated no development contract revenues in 1995 due to the completion in 1994 of a development contract with SCE that provided substantially all of the Company's development contract revenue in 1994. The Company does not expect significant development funding in the future.

         Cost of Revenues. Cost of product revenues decreased to $3.1 million in 1995 from $15.1 million in 1994 due to a decrease in product revenues. Cost of product revenues as a percentage of product revenues decreased to 63% in 1995 from 77% in 1994. This decrease was primarily due to a more favorable mix of UtiliNet products and lower provisions in 1995 for the write-down of inventory related to certain UtiliNet products. The decrease was partially offset by a lower volume of product shipments in 1995, which affected the Company's ability to realize economies of scale.

         Cost of service revenues increased to $9.4 million in 1995 from $1.2 million in 1994 primarily due to expenses associated with a higher level of Ricochet network operations, deployment and site agreement acquisition activities.

         Research and Development. Research and development expenses increased to $9.1 million in 1995 from $8.7 million in 1994. The increase was due to development activities related to Ricochet network equipment and Ricochet modems. In 1995, research and development expense also included costs to redesign certain portions of the Company's Ricochet radios and modems as a result of network performance problems discovered during the initial deployment of the Ricochet network in the Silicon Valley.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $12.0 million in 1995 from $9.7 million in 1994 primarily due to increased selling expense as a result of personnel additions and increased marketing and promotional activity. General and administrative expenses also increased primarily as a result of increases in personnel.

         Interest Income, Net. Interest income, net, increased to $4.4 million in 1995 from $3.3 million in 1994 due to higher commercial interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of December 31, 1996, the Company had incurred $90.0 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems and computer and office equipment. Capital expenditures were $8.2 million, $8.4 million and $15.9 million in 1994, 1995 and 1996, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the development and deployment of Ricochet networks and efforts to attract Ricochet subscribers. The Company also expects that, to the extent its subscriber base grows, increasingly significant capital expenditures will be required to procure Ricochet modems.

         The Company has financed operations primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994 and (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996.

         The Company expects to make significant capital expenditures in connection with the development, deployment and communication of its Ricochet networks. The Company also expects that to the extent the Ricochet subscriber base grows, significant capital expenditures will be required to procure Ricochet modems rented to subscribers. The amount and timing of expenditures, however, may very significantly depending on numerous factors including market acceptance; availability of Ricochet radios and modems; availability of sufficient financial, management, marketing and technical resources, and technological feasibility. The Company anticipates that its existing cash and investments, interest income from investments and contributions received from its existing joint venture partner will be adequate to satisfy its capital expenditure, operating loss and working capital requirements at least through 1997. The Company believes that additional capital will be required in the future to fund further deployment and operating activities of Ricochet. There can be no assurance that such funds would be available on commercially reasonable terms or at all.

         As of December 31, 1996, the Company had cash and cash equivalents and short and long term investments of $65.2 million and working capital of $57.7 million. The Company's accounts receivable increased to $1.1 million as of December 31, 1996 from $439,000 as of December 31, 1995 due to increased revenues in the first quarter of 1996 as compared to the fourth quarter of 1995. Inventories decreased to $3.1 million as of December 31, 1996 from $4.5 million as of December 31, 1995 due to improved inventory management in 1996. The Company believes that both accounts receivable and inventories will increase in the future in order to support the deployment and commercialization of Ricochet.

         In 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electronic Power Company, formed Metricom DC, L.L.C ("Metricom DC") to own and operate a wireless data communications network in the metropolitan Washington D.C. area. Metricom Investments contributed $1,000 in exchange for an 80% ownership interest in Metricom DC and PepData will contribute up to $7.0 million in exchange for a 20% ownership interest in Metricom DC. As of December 31, 1996, PepData had contributed $2.4 million to the joint venture.

         In addition, the Company has agreed to loan up to $2.0 million to Overall Wireless, of which approximately $500,000 had been loaned as of December 31, 1996, in connection with the construction of a wireless communication system in the 220 to 222 MHz frequency band. The Company has also purchased an option to acquire Overall Wireless Communications Corporation that will terminate in July 1997. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate.

                                 METRICOM, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                              DECEMBER 31,
                                                                                        -----------------------
                                                                                          1995          1996
                                                                                        ---------     ---------
ASSETS
Current assets:
         Cash and cash equivalents .................................................    $   5,201     $  15,246
         Short-term investments ....................................................       40,090        46,825
         Accounts receivable, net ..................................................          439         1,126
         Inventories ...............................................................        4,467         3,115
         Prepaid expenses and other ................................................        1,666         1,744
                                                                                        ---------     ---------
                  Total current assets .............................................       51,863        68,056
Property and equipment, net ........................................................       14,923        26,776
Long-term investments ..............................................................       19,124         3,150
Other assets .......................................................................          166         3,817
                                                                                        ---------     ---------
         Total assets ..............................................................    $  86,076     $ 101,799
                                                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................................    $   3,296     $   5,517
         Accrued liabilities .......................................................        1,796         4,801
                                                                                        ---------     ---------
                  Total current liabilities ........................................        5,092        10,318
                                                                                        ---------     ---------

Long-term debt .....................................................................           --        45,000
Other liabilities ..................................................................          510           768
Minority interest ..................................................................          100         2,407
Commitments (Note 5)

Stockholders' equity:
         Preferred Stock, $.001 par value per share:  authorized - 2,000,000 shares;
         issued and outstanding  - none ............................................
Common Stock, $.001 par value per share: authorized - 50,000,000 shares;
         issued and outstanding - 13,291,025 shares in 1995 and 13,555,445
         shares in 1996 ............................................................           13            14
Additional paid-in capital .........................................................      130,831       133,298
Unrealized holding gain (loss) on investments ......................................          155           (36)
Accumulated deficit ................................................................      (50,625)      (89,970)
                                                                                        ---------     ---------
Total stockholders' equity .........................................................       80,374        43,306
                                                                                        ---------     ---------
Total liabilities and stockholders' equity .........................................    $  86,076     $ 101,799
                                                                                        =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994         1995         1996
                                             --------     --------     --------
REVENUES:
  Product revenues ......................    $ 19,580     $  4,995     $  4,996
  Service revenues ......................          27          789        2,158
  Development contract revenues .........       1,957           --           --
                                             --------     --------     --------
    Total revenues ......................      21,564        5,784        7,154
                                             --------     --------     --------
COSTS AND EXPENSES:
  Cost of product revenues ..............      15,116        3,134        2,528
  Cost of service revenues ..............       1,244        9,360       16,587
  Cost of development contract revenues..       1,890           --           --
  Research and development ..............       8,668        9,145        9,896
  Selling, general and administrative....       9,695       12,029       19,495
                                             --------     --------     --------
    Total costs and expenses ............      36,613       33,668       48,506
                                             --------     --------     --------
Loss from operations ....................     (15,049)     (27,884)     (41,352)
Interest expense ........................          --           --       (1,310)
Interest income .........................       3,300        4,363        3,317
                                             --------     --------     --------
Net loss ................................    $(11,749)    $(23,521)    $(39,345)
                                             ========     ========     ========
Net loss per share ......................    $   (.96)    $  (1.79)    $  (2.93)
                                             ========     ========     ========
Weighted average shares outstanding .....      12,202       13,140       13,413
                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                  Unrealized
                                                                                    Holding
                                                                   Additional         Gain
                                           COMMON STOCK             Paid-in        (Loss) on      Accumulated
                                      SHARES          Amount        Capital       Investments       Deficit          Total
                                    ----------     -----------    -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1993.....      9,389,486     $         9    $    44,517     $        --     $   (15,355)    $    29,171
Sale of common stock ..........      2,616,699               3         75,184              --              --          75,187
Exercise of common stock
warrants ......................        869,342               1          8,868              --              --           8,869
Exercise of common stock
options .......................         57,516              --            241              --              --             241
Common stock issued to
employees .....................         45,634              --            470                                             470
Unrealized holding loss on
investments ...................             --              --             --            (673)             --            (673)
Net loss ......................             --              --             --              --         (11,749)        (11,749)
                                   -----------     -----------    -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1994.....     12,978,677              13        129,280            (673)        (27,104)        101,516
Exercise of common stock
warrants ......................         72,896              --             64              --              --              64
Exercise of common stock
options .......................        198,566              --            894              --              --             894
Common stock issued to
employees .....................         40,886              --            593              --              --             593
Unrealized holding gain on
investments ...................             --              --             --             828              --             828
Net loss ......................             --              --             --              --         (23,521)        (23,521)
                                   -----------     -----------    -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1995.....     13,291,025              13        130,831             155         (50,625)         80,374
Exercise of common
stock options .................         81,573              --            497              --              --             497
Common stock issued to
employees .....................        110,465               1          1,354              --              --           1,355
Exercise of common stock
warrants ......................         72,382              --             --              --              --              --
Warrant issued in exchange
for services rendered .........             --              --            616              --              --             616
Unrealized holding loss on
investments ...................             --              --             --            (191)             --            (191)
Net loss ......................             --              --             --              --         (39,345)        (39,345)
                                    ----------     -----------    -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1996.....     13,555,445     $        14    $   133,298     $       (36)    $   (89,970)    $    43,306
                                    ==========     ===========    ===========     ===========     ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       Year Ended December 31,
                                                                                  ----------------------------------
                                                                                    1994         1995         1996
                                                                                  --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................................    $(11,749)    $(23,521)    $(39,345)
Adjustments to reconcile net loss to net cash used in
     operating activities -
Depreciation and amortization ................................................         634        1,902        4,135
Provision for obsolete inventory .............................................       1,011          523           --
(Increase) decrease in accounts receivable, prepaid
     expenses and other current assets .......................................         321        1,333         (765)
(Increase) decrease in inventories ...........................................      (2,194)      (1,121)       1,352
Increase in accounts payable, accrued liabilities and other
     liabilities .............................................................         706        1,584        5,484
                                                                                  --------     --------     --------
Net cash used in operating activities ........................................     (11,271)     (19,300)     (29,139)
                                                                                  --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...........................................      (8,180)      (8,421)     (15,910)
(Increase) decrease in other assets ..........................................         (75)          69       (1,463)
(Increase) decrease in investments ...........................................     (39,825)      (4,258)       9,048
                                                                                  --------     --------     --------
Net cash used in investing activities ........................................     (48,080)     (12,610)      (8,325)
                                                                                  --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .......................................      84,767        1,551        1,852
Proceeds from issuance of long-term debt .....................................          --           --       45,000
Debt issuance costs ..........................................................          --           --       (1,650)
Contribution from minority interest ..........................................          --          100        2,307
                                                                                  --------     --------     --------
Net cash provided by financing activities ....................................      84,767        1,651       47,509
                                                                                  --------     --------     --------
Net increase (decrease) in cash and cash equivalents .........................      25,416      (30,259)      10,045
Cash and cash equivalents, beginning of year .................................      10,044       35,460        5,201
                                                                                  --------     --------     --------
Cash and cash equivalents, end of year .......................................    $ 35,460     $  5,201     $ 15,246
                                                                                  ========     ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

         ORGANIZATION AND BASIS OF PRESENTATION. Metricom, Inc. (the "Company") designs, develops and markets wireless network products and services that provide low cost, high performance, easy to use, data communications that can be used in a broad range of personal computer and industrial applications. The Company's primary service, Ricochet, provides subscriber-based, wireless data communications for users of portable and desktop computers and hand-held computing devices. Ricochet is currently available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas and in a number of airports and college and university campuses across the United States. In the future, the Company plans to deploy Ricochet in major metropolitan areas throughout the United States. The Company's UtiliNet products provide customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. The Company's UtiliNet products are sold throughout the United States.

         Since its inception, the Company has incurred significant operating losses. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it continues to develop and deploy Ricochet networks and build its customer base. The ability of the Company to achieve profitability will depend in part upon the successful and timely deployment of Ricochet in major metropolitan areas of the United States and its successful marketing, as to which there can be no assurance. A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for Ricochet cannot be reliably estimated. In addition, the Company is subject to additional risks, including the risks of developing technology, competition from companies with substantially greater financial, technical, marketing and management resources than the Company and potential changes in the regulatory environment.

         The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been restated from the previously reported balance to conform to the 1996 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS. All highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents. Cash paid during fiscal 1994, 1995 and 1996 for interest and income taxes was not significant.

         CONCENTRATION OF CREDIT RISKS. Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company's investment policy limits investments to short-term, low-risk instruments. A significant portion of accounts receivable are due from a small number of electric utilities and are unsecured. To date, the Company has not incurred any significant losses due to uncollectible accounts receivable.

         INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995                   1996
                                                                                       ---------              --------
         Raw materials and component parts.................................            $   1,786              $    656
         Work-in-process...................................................                1,459                 1,606
         Finished goods and consigned inventory............................                1,222                   853
                                                                                       ---------             ---------
         TOTAL ............................................................            $   4,467              $  3,115
                                                                                       =========              ========

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. As of December 31, 1995 and 1996, network equipment included approximately $4.3 million and $3.8 million, respectively, of raw materials, work-in-process and finished goods related to network equipment that is manufactured by the Company for its Ricochet networks. Depreciation of this equipment will commence when it is placed in service. Property and equipment consisted of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1995                   1996
                                                                                       ---------             ---------
         Machinery and equipment.............................................          $   4,685             $   7,958
         Network equipment...................................................             10,961                19,118
         Ricochet modems.....................................................                108                 4,158
         Furniture and fixtures..............................................              1,214                 1,290
         Leasehold improvements..............................................                749                 1,082
                                                                                      ----------             ---------
                                                                                          17,717                33,606
         Less--Accumulated depreciation and amortization.....................             (2,794)               (6,830)
                                                                                      ----------             ---------
         TOTAL ..............................................................         $   14,923             $  26,776
                                                                                      ==========             =========


         In March 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment and, if necessary, an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Statement 121 is effective for fiscal year 1996. The adoption of Statement 121 did not have a material effect on the financial position or results of operations of the Company.

         ACCRUED LIABILITIES. Accrued liabilities consisted of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                        ------------------------------
                                                                                           1995                  1996
                                                                                        ---------              -------
         Interest ..........................................................            $      --              $ 1,220
         Employee stock purchase plan.......................................                  241                  299
         Deferred Revenue...................................................                  110                1,021
         Payroll and related................................................                  621                1,148
         Royalties..........................................................                  274                  244
         Sales taxes........................................................                  118                  338
         Warranty...........................................................                  256                  256
         Other..............................................................                  176                  275
                                                                                         --------             --------
         TOTAL .............................................................             $  1,796             $  4,801
                                                                                         ========             ========


         DEBT ISSUANCE COSTS. Debt issuance costs are amortized over the life of the respective debt instrument.

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

II.      SHORT-TERM AND LONG-TERM INVESTMENTS.

         The Company's investments in debt and equity securities are considered available-for-sale and are recorded at their fair value as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 1996, the aggregate fair value, cost basis and unrealized holding loss on investments consisted of the following (in thousands):

                                                                                                                UNREALIZED
SECURITY TYPE                                                                   FAIR            COST              HOLDING
                                                                                VALUE           BASIS              LOSS
                                                                                -----           -----              ----
United States Treasury and Agencies..................................         $ 23,309        $ 23,336             $   (27)
Corporate debt securities............................................           26,666          26,675                  (9)
                                                                              --------        --------            ---------
   TOTAL                                                                      $ 49,975        $ 50,011             $   (36)
                                                                              ========        ========            =========

         As of December 31, 1996, investments in obligations of the United States Treasury and Agencies and corporate debt securities had remaining contractual maturities of 1-2 years.

III.     INVESTMENT IN METRICOM DC, L.L.C.

         On June 8, 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. ("Metricom DC") to own and operate a Ricochet network in the Washington, D.C. metropolitan area. Metricom Investments contributed $1,000 in exchange for an 80% ownership interest in Metricom DC and PepData will contribute up to $7 million in exchange for a 20% ownership interest in Metricom DC. As of December 31, 1996, PepData had contributed $2.4 million to the joint venture, which is reflected as a minority interest in the accompanying consolidated financial statements.

IV.      DEVELOPMENT CONTRACTS.

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

         For the years ended December 31, 1994, 1995 and 1996, combined product and development contract revenues from SCE accounted for 84%, 72% and 51%, respectively, of total revenues.

V.       COMMITMENTS.

         The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 1994, 1995 and 1996, was approximately $638,000, $1.1 million and $1.4 million, respectively. The lease agreement for the Company's primary facility provides for escalating rent payments over a 12-year term ending February 2004, however rent expense is recognized ratably over the lease term. As of December 31, 1995 and 1996, the Company had accrued approximately $510,000 and $469,000, respectively, of deferred rental payments under this agreement, which are included in other liabilities in the accompanying consolidated balance sheets. Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):

YEARS ENDING
DECEMBER 31,
1997.............................................................................................             $   1,730
1998.............................................................................................                 1,584
1999.............................................................................................                 1,473
2000.............................................................................................                 1,238
2001.............................................................................................                   982
Thereafter.......................................................................................                 1,680
                                                                                                              ---------
   Total.........................................................................................             $   8,687
                                                                                                              =========

         The Company has also entered into various agreements with electric utilities and municipalities for the use of utility poles on which network equipment is installed. Payment under these agreements is generally contingent upon the number of network radios installed during the year. Rent expense under these agreements for the year ended December 31, 1995 and 1996, was approximately $69,000 and $430,000, respectively.

         In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the FCC authorizing operations on 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which approximately $500,000 had been loaned as of December 31, 1996. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including Overall Wireless' completion of 40% of the system prior to July 29, 1997 and approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2.0 million, which may be paid through cancellation of the indebtedness of Overall Wireless.

VI.      LONG-TERM DEBT.

         On August 28, 1996, the Company issued $45 million principal amount of unsecured, 8% Convertible Subordinated Notes (the "Notes") due September 15, 2003. Interest is payable semi-annually on March 15 and September 15, commencing March 15, 1997. The Notes are convertible into shares of the Company's common stock at a conversion price of $14.55 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 1999, at the following redemption prices if redeemed during the 12- month period commencing September 15 of the years indicated below:

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

VII.     COMMON STOCK.

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

         COMMON STOCK WARRANTS. In September 1994, the Company issued warrants to purchase 200,000 shares of common stock at $13.75 per share in exchange for certain investment banking services. These warrants are exercisable in cash or via a net exercise, expire five years from the date of issuance and provide for certain registration rights. The Company has the right to repurchase the 100,000 shares of Common Stock underlying the warrants for $0.01 per share. This right expires on March 31, 1997.

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

         Upon closing of the Company's initial public offering in May 1992, warrants to purchase 368,000 shares of Series C preferred stock at $7.81 per share were converted to warrants to purchase 395,541 shares of common stock at $7.27 per share. During 1996, 72,382 shares were issued upon a net exercise of 168,451 of these warrants.
As of December 31, 1996, no additional warrants were outstanding.

         STOCK OPTIONS. In March 1988, the Company adopted the 1988 Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 4,119,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years. In January 1996, the Board of Directors approved the replacement of each outstanding option with a per share exercise price of $14.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $13.125 per share and certain extended vesting terms. A total of 982,263 options with exercise prices ranging from $15.00-$28.75 per share were replaced.

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

         During 1993, 1994 and 1995, the Company issued members of the Board of Directors and Advisory Board options to purchase 75,000, 75,000 and 50,000 shares, respectively, of common stock at fair market value of the stock at the date of grant. These options vest 25% after the first year and ratably over the following three years and will expire no later than ten years from the date of grant.

         Stock option activity under the 1988 Stock Option Plan, the 1993 Non-Employee Directors' Stock Option Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1994, 1995 and 1996 was as follows:

                                                                           SHARES                                   WEIGHTED
                                                                          AVAILABLE                                 AVERAGE
                                                                         FOR FUTURE             OPTIONS             EXERCISE
                                                                           GRANT              OUTSTANDING            PRICE
                                                                         ----------           -----------           --------
Balance, December 31, 1993..................................               974,434            1,578,999              $ 9.90
         Authorized.........................................                75,000                   --                  --
         Grants.............................................              (923,500)             923,500              $18.54
         Exercises..........................................                    --              (57,516)             $ 4.10
         Cancellations......................................                50,331              (50,331)             $ 9.34
                                                                         ---------            ---------              ------
Balance, December 31, 1994..................................               176,265            2,394,652              $13.33
         Authorized.........................................               950,000                   --                  --
         Grants.............................................              (705,250)             705,250              $16.48
         Exercises..........................................                    --             (198,566)             $ 4.53
         Cancellations......................................               253,517             (253,517)             $18.12
                                                                        ----------           ----------              ------
Balance, December 31, 1995..................................               674,532            2,647,819              $14.36
         Authorized.........................................               475,000                   --                  --
         Grants.............................................            (1,050,500)           1,050,500              $13.87
         Exercises..........................................                    --              (85,092)             $ 6.08
         Cancellations......................................               245,358             (245,358)             $18.01
                                                                        ----------            ---------              ------
Balance, December 31, 1996..................................               344,390            3,367,869              $12.45
                                                                       ===========            =========              ======

         The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 1996:

                                                       Options Outstanding                         Options Exercisable
                                                   -----------------------------              -------------------------------
                                                   Weighted             Weighted                                     Weighted
      Range of                                      Average             Average                                      Average
      Exercise                  Shares             Remaining            Exercise                Shares               Exercise
       Prices                Outstanding              Life                Price               Exercisable              Price
$ 0.20 - $ 3.00                  152,890              3.84                $ 2.54                  152,890             $ 2.54
$ 3.01 - $11.25                  548,911              5.77                $ 6.12                  508,231             $ 5.87
$11.26 - $14.25                1,946,013              9.10                $13.16                   76,768             $12.21
$14.26 - $18.50                  514,993              8.61                $16.23                  149,146             $15.89
$18.51 - $23.37                  205,062              7.02                $20.66                  140,044             $20.71
                               ---------              ----                ------                ---------             ------
                               3,367,869              8.12                $12.45                1,027,079             $ 9.33
                               =========              ====                ======                =========             ======

         STOCK PURCHASE PLAN. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 350,000 shares of common stock have been reserved for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined. In 1994, 1995 and 1996, the Company issued 41,884, 35,886 and 49,944 shares, respectively, under this plan.

         STOCK-BASED COMPENSATION. In January 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. As permitted under Statement 123, the Company continues to apply the provisions of Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the stock options and employee purchase rights under the Purchase Plan at the grant date as prescribed by Statement 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                              1995              1996
                                                              ----              ----
                  Net loss - As reported                      $23,521           $39,345
                  Net loss - Pro forma                        $24,822           $44,178
                  Loss per share - As reported                $1.79             $2.93
                  Loss per share - Pro forma                  $1.89             $3.29

         The weighted average fair value of stock options granted during 1995 and 1996 was $6.34 and $4.51 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk free interest rate of 6%, dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of 0.48 and a weighted average expected option life of 0.68 years from the vest date.

         The weighted average fair value of employee stock purchase rights granted during 1995 and 1996 was $1.69 and $1.44 per share, respectively. The fair value for these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk free interest rate of 5%, dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of 0.48 and a weighted average expected purchase right life of six months.

         COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of December 31, 1996 the Company had reserved the following shares of common stock for future issuance:


Exercise of stock options..........................................................................          3,712,259
Conversion of 8% Convertible Subordinated Notes due 2003...........................................          3,092,783
Exercise of common stock warrants..................................................................            275,000
Employee stock purchase plan.......................................................................            193,045
                                                                                                            ----------
   TOTAL                                                                                                     7,273,087
                                                                                                            ==========

VIII.    401(k) PLAN.

         In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions at the rate of 50% for the first $2,000 contributed. Contributions by the Company to date have not been material.

IX.      INCOME TAXES.

         Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                                                               December 31,
                                                                                        1995                   1996
                                                                                        ----                   ----
Reserves and other                                                                  $   2,423                $  2,902
Capitalized research and development                                                      999                   1,495
                                                                                    ---------                --------
  TOTAL                                                                                 3,422                   4,397
NOL and other credit carryforwards                                                     17,602                  31,993
Valuation allowance                                                                   (21,024)                (36,390)
                                                                                    --------                 -------
  TOTAL                                                                             $     --                 $    --
                                                                                    ========                 =======

         As of December 31, 1995 and 1996, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 1996, the valuation allowance increased by approximately $15.4 million due to increases in temporary differences and additional losses incurred during the year. Approximately $1.8 million of the valuation allowance will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

         As of December 31, 1996, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $83.4 million and $28.3 million, respectively, and research and development tax credit carryforwards of approximately $1.9 million. To the extent not used, these carryforwards expire at various times through 2011. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF METRICOM, INC.:

         We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Jose, California
January 22, 1997
                                        27.