Form 10-Q
period 1997-03-31
METRICOM INC / DE
filed 1997-05-15
CIK 884318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

        The number of shares of common stock outstanding as of May 13, 1997 was 13,607,119.


          This document consists of 52 pages, of which this is page 1.

                               TABLE OF CONTENTS

                                                                           PAGE
PART I.        FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets                     3

                   Condensed Consolidated Statements of Operations           4

                   Condensed Consolidated Statements of Cash Flows           5

                   Notes to Condensed Consolidated Financial Statements      6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                   Results of Operations                                     8

                   Liquidity and Capital Resources                          10

PART II.       OTHER INFORMATION

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11
       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                        METRICOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,               DEC. 31,
                                                                          1997                    1996
                                                                        ---------              ---------
                                                                       (UNAUDITED)


                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................................    $  13,427              $ 15,246
  Short-term investments............................................       29,628                46,825
  Accounts receivable, net..........................................          816                 1,126
  Inventories.......................................................        3,867                 3,115
  Prepaid expenses and other........................................        1,760                 1,744
                                                                        ---------              --------
    Total current assets............................................       49,498                68,056
PROPERTY AND EQUIPMENT, net.........................................       30,667                26,776
LONG-TERM INVESTMENTS...............................................        2,977                 3,150
OTHER ASSETS........................................................        4,801                 3,817
                                                                        ---------              --------
    Total assets....................................................    $  87,943              $101,799
                                                                        =========              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................................    $   5,698              $  5,517
  Accrued liabilities...............................................        4,296                 4,801
                                                                        ---------              --------
    Total current liabilities.......................................        9,994                10,318
                                                                        ---------              --------
LONG-TERM DEBT......................................................       45,000                45,000
OTHER LIABILITIES...................................................          786                   768
MINORITY INTEREST...................................................        2,407                 2,407

STOCKHOLDERS' EQUITY:
  Common stock......................................................           14                    14
  Additional paid-in capital........................................      133,740               133,298
  Unrealized holding loss on investments............................          (69)                  (36)
  Accumulated deficit...............................................     (103,929)              (89,970)
                                                                        ---------              --------
    Total stockholders' equity......................................       29,756                43,306
                                                                        ---------              --------
    Total liabilities and stockholders' equity......................    $  87,943              $101,799
                                                                        =========              ========


 The accompanying notes are an integral part of these consolidated statements.

                        METRICOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                ---------------------------------
                                                                                MARCH 31,               MARCH 29,
                                                                                  1997                    1996
                                                                                ---------               ---------
REVENUES:
Service revenues............................................................     $  1,164                $   240
Product revenues............................................................          630                  1,413
                                                                                 --------               --------
    Total revenues..........................................................        1,794                  1,653
                                                                                 --------               --------

COSTS AND EXPENSES:
  Cost of service revenues..................................................        6,882                  3,228
  Cost of product revenues..................................................          275                    726
  Research and development..................................................        3,021                  2,196
  Selling, general and administrative.......................................        5,377                  3,411
                                                                                 --------               --------
    Total costs and expenses................................................       15,555                  9,561
                                                                                 --------               --------
     Loss from operations...................................................      (13,761)                (7,908)

INTEREST EXPENSE............................................................          959                     --
INTEREST INCOME.............................................................          761                    810
                                                                                 --------               --------
    Net loss................................................................     $(13,959)               $(7,098)
                                                                                 ========               ========
NET LOSS PER SHARE..........................................................     $  (1.03)               $ (0.53)
                                                                                 ========               ========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................................       13,595                 13,316
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

                        METRICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                        -------------------------
                                                        MARCH 31,       MARCH 29,
                                                          1997            1996
                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................    $(13,959)       $(7,098)
  Adjustments to reconcile net loss to net
    cash used in operating activities--
      Depreciation and amortization.................       1,831            668
      Decrease (increase) in accounts receivable,
        prepaid expenses and other current assets...         294         (1,065)
      Increase in inventories.......................        (752)          (196)
      (Decrease) increase in accounts payable,
        accrued liabilities and customer deposits...        (306)           618
                                                        ---------       --------
        Net cash used in operating activities.......     (12,892)        (7,073)
                                                        ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............      (5,664)        (1,951)
  Increase in other assets..........................      (1,042)          (996)
  Decrease in short-term and long-term investments..      17,337          8,049
                                                        ---------       --------
        Net cash provided by investing activities...      10,631          5,102
                                                        ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock............         442            393
  Contributions from minority interest..............          --              3
                                                        ---------       --------
        Net cash provided by financing activities...         442            396
                                                        ---------       --------
NET DECREASE IN CASH AND EQUIVALENTS................      (1,819)        (1,575)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...........      15,246          5,201
                                                        ---------       --------
CASH AND EQUIVALENTS, END OF PERIOD.................    $ 13,427        $ 3,626
                                                        =========       ========

 The accompanying notes are an integral part of these consolidated statements.

                        METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

       The condensed consolidated financial statements presented in this Form 10-Q are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operations for the three-month periods ended March 31, 1997 and March 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

        Certain amounts have been restated from the previously reported balances to conform to the 1997 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The results of operations for the three-month periods ended March 31, 1997 and March 29, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                       MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                       ---------   ------------
        Raw materials and component parts                $2,280       $  656
        Work-in-process                                     694        1,606
        Finished goods                                      893          853
                                                         ------       ------
          Total                                          $3,867       $3,115
                                                         ======       ======

NOTE 3.  NET LOSS PER SHARE

        Net loss per share has been computed using the weighted average number of shares of common stock. Common equivalent shares from options and warrants to purchase common stock have been excluded from the calculation as their effect would be anti-dilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APB") No. 15. Statement 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. Statement 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. Disclosure of a reconciliation between basic and diluted earnings per share is also required. Statement 128 must be adopted for financial statements issued for interim and annual periods ending after December 15, 1997. For the quarter ended March 31, 1997, basic earnings per share would equal earnings per share as presented.

NOTE 4.  OPTION TO ACQUIRE OVERALL WIRELESS COMMUNICATIONS CORPORATION

        In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the Federal Communications Commission (the "FCC") with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan to Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $900,000 had been loaned as of March 31, 1997. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including Overall Wireless' completion of 40% of the system prior to July 29, 1997 and approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which would be paid primarily through cancellation of the indebtedness of Overall Wireless.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, technological feasibility and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for its network infrastructure and those discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1996, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

        Revenues consist of product and service revenues. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period.

        Total revenues increased to $1.8 million for the first quarter of 1997 from $1.7 million for the first quarter of 1996 due to higher service revenues in 1997, which were partially offset by lower product revenues. Service revenues increased to $1.2 million for the first quarter of 1997 from $240,000 for the same period in the prior year due to increases in Ricochet subscriber fees and modem rentals. Product revenues, derived primarily from the sale of UtiliNet products, decreased to $630,000 for the first quarter of 1997 from $1.4 million for the first quarter of 1996 due to the timing of shipments to the Company's largest electric utility customer.

Cost of Revenues

        Cost of service revenues increased to $6.9 million for the first quarter of 1997 from $3.2 million for the first quarter of 1996. These costs represent certain costs incurred to design and operate Ricochet networks, the cost of efforts to obtain site agreements for the Company's network infrastructure, certain costs associated with manufacturing the Company's network components and the cost of providing customer support. The increase from 1996 to 1997 is due to a higher level of Ricochet network deployment and ongoing operations in the San Francisco Bay Area and the Seattle and Washington, D.C. metropolitan areas, an increase in the level of activities to obtain site agreements and an increase in customer support staff resulting from a higher Ricochet subscriber base. These costs are expected to continue at the current level for the foreseeable future.

        Cost of product revenues decreased to $275,000 for the first quarter of 1997 from $726,000 for the first quarter of 1996 due to a lower level of product shipments to the Company's largest electric utility customer in the first quarter of 1997. The cost of product revenues as a percentage of product revenues decreased to 44% for the first quarter of 1997 from 51% for the same period a year ago. This percentage decrease was primarily due to a more favorable mix of the Company's UtiliNet products in 1997.

Research and Development

        Research and development expenses increased to $3.0 million for the first quarter of 1997 from $2.2 million for the first quarter of 1996. The increase was due to development activities related to enhancements to the technology employed by the Company's Ricochet networks and development of Richochet modems. The Company expects to continue a high level of investment in research and development in the foreseeable future.

Selling, General and Administrative


        Selling, general and administrative expenses increased to $5.4 million for the first quarter of 1997 from $3.4 million for the first quarter of 1996 primarily due to increased selling expense as a result of personnel increases and additional efforts to increase the number of Ricochet subscribers. General and administrative expenses also increased primarily as a result of personnel increases and professional fees associated with addressing regulatory matters and developing strategic relationships. Selling, general and administrative expenses are expected to continue at the current level for the foreseeable future.

Interest Income and Expense

        Interest expense increased to $959,000 for the first quarter of 1997 from $0 for the first quarter of 1996 as a result of the issuance of $45 million in principal amount of 8% Convertible Subordinated Notes due 2003 in August 1996. Interest income decreased to $761,000 for the first quarter of 1997 from $810,000 for the first quarter of 1996 due to a lower level of cash and investments in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of March 31, 1997, the Company had incurred $103.9 million of cumulative net losses. The Company has financed operations primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994 and (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996.

        The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems, and computer and office equipment. Capital expenditures were $5.7 million and $2.0 million in the first quarter of 1997 and 1996, respectively. To the extent capital is available, the Company expects to make significant capital expenditures in connection with the development, deployment and commercialization of its Ricochet networks including the costs associated with renting modems to Ricochet subscribers. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance; availability of Ricochet radios and modems; availability of sufficient financial, management, marketing and technical resources, and technological feasibility. The Company anticipates that its existing cash and investments, interest income from investments and contributions received from its existing joint venture partner will be adequate to satisfy its capital expenditure, operating loss and working capital requirements at least through the first quarter of 1998. Additional capital will be required in the future to fund further deployment and operating activities of Ricochet. The Company is currently evaluating financing alternatives that may include debt, debt with equity, equity linked or equity securities. There can be no assurance that such funds would be available on commercially reasonable terms or at all. If sufficient financing is not available, the Company would be required to significantly reduce operating expenses and capital expenditures.

        As of March 31, 1997, the Company had cash and cash equivalents and short-term and long-term investments of $46.0 million and working capital of $39.5 million. The Company's accounts receivable decreased to $816,000 as of March 31, 1997 from $1.1 million as of December 31, 1996 due to differences in the timing of cash receipts. The Company's inventories increased to $3.9 million as of March 31, 1997 from $3.1 million as of December 31, 1996 due primarily to the introduction in May 1997 of a new Ricochet modem. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

PART II.     OTHER INFORMATION

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual Meeting of Stockholders of Metricom, Inc. was held on May 1, 1997.

         b) Donald Rumsfeld and Robert M. Smelick were elected to the Board of Directors to hold office until the 2000 Annual Meeting of Stockholders and until their successors are elected.

         c) The following are persons whose terms of office as directors of the Company continued after the meeting:

             Director                               Term Expires
             --------                               ------------

             George W. Levert                           1999
             Robert S. Cline                            1999
             Justin L. Jaschke                          1999
             Cornelius C. Bond, Jr.                     1998
             Robert P. Dilworth                         1998
             Jerry Yang                                 1998

         d) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

         1) Elect Donald Rumsfeld and Robert M. Smelick as Directors to hold office until the 2000 Annual Meeting of Stockholders and until their successors are elected:

                                        For             Withheld
                                        ---             --------
             Donald Rumsfeld        11,907,809            47,196
             Robert M. Smelick       9,352,137         2,602,868

         2)  Approve the Company's 1997 Equity Incentive Plan.

             For: 11,205,904     Against: 705,519     Abstain: 43,852

         3) Ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

             For: 11,916,839     Against: 18,863      Abstain: 19,303

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                10.32   1997 Equity Incentive Plan and Form of Agreement
                        Used Thereunder
                10.33   1997 Non-Officer Equity Incentive Plan and Form
                        of Agreement Used Therunder
                27      Financial Data Schedule

        b.      Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METRICOM, INC.
                                        (Registrant)


                                            /s/ William D. Swain
                                        ----------------------------------
                                        By: William D. Swain
Date:  May 13, 1997                     Chief Financial Officer, Secretary
       ----------------                 and Duly Authorized Officer

                                 EXHIBIT INDEX

        10.32   1997 Equity Incentive Plan and Form of Agreement
                Used Thereunder
        10.33   1997 Non-Officer Equity Incentive Plan and Form
                of Agreement Used Therunder
        27      Financial Data Schedule