Form 10-Q
period 1997-06-30
METRICOM INC / DE
filed 1997-08-14
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________ to_____________

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

         The number of shares of common stock outstanding as of August 12, 1997 was 13,675,756.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,       DEC. 31,
                                                                   1997           1996
                                                                ---------       ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................      $   5,982       $  15,246
  Short-term investments .................................         21,356          46,825
  Accounts receivable, net ...............................          2,740           1,126
  Inventories ............................................          4,263           3,115
  Prepaid expenses and other .............................          1,931           1,744
                                                                ---------       ---------
      Total current assets ...............................         36,272          68,056
PROPERTY AND EQUIPMENT, net ..............................         31,862          26,776
LONG-TERM INVESTMENTS ....................................          2,995           3,150
OTHER ASSETS .............................................          2,124           3,817
                                                                ---------       ---------
      Total assets .......................................      $  73,253       $ 101,799
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................      $   3,513       $   5,517
  Accrued liabilities ....................................          5,428           4,801
                                                                ---------       ---------
      Total current liabilities ..........................          8,941          10,318
                                                                ---------       ---------

LONG-TERM DEBT ...........................................         45,000          45,000
OTHER LIABILITIES ........................................            807             768
MINORITY INTEREST ........................................          4,598           2,407

STOCKHOLDERS' EQUITY:
  Common stock ...........................................             14              14
  Additional paid-in capital .............................        133,792         133,298
  Unrealized holding loss on investments .................            (19)            (36)
  Accumulated deficit ....................................       (119,880)        (89,970)
                                                                ---------       ---------
      Total stockholders' equity .........................         13,907          43,306
                                                                ---------       ---------
      Total liabilities and stockholders' equity .........      $  73,253       $ 101,799
                                                                =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ------------------               ----------------
                                    JUNE 30, 1997   JUNE 28, 1996   JUNE 30, 1997  JUNE 28, 1996
                                    -------------   -------------   -------------  -------------
REVENUES:
  Service revenues .............      $  2,209       $    299       $  3,373       $    539
  Product revenues .............         2,533          2,305          3,163          3,718
                                      --------       --------       --------       --------
      Total revenues ...........         4,742          2,604          6,536          4,257
                                      --------       --------       --------       --------

COSTS AND EXPENSES:
  Cost of service revenues .....         6,792          4,249         13,674          7,477
  Cost of product revenues .....         1,412          1,220          1,687          1,946
  Research and development .....         2,868          2,419          5,889          4,615
  Selling, general and
     administrative ............         5,387          3,871         10,764          7,282
  Provision for Overall Wireless         3,611             --          3,611            --
                                      --------       --------       --------       --------
   Total costs and expenses ....        20,070         11,759         35,625         21,320
                                      --------       --------       --------       --------

    Loss from operations .......       (15,328)        (9,155)       (29,089)       (17,063)

INTEREST EXPENSE ...............         1,172             --          2,131             --
INTEREST INCOME ................           549            676          1,310          1,486
                                      --------       --------       --------       --------

    Net loss ...................      $(15,951)      $ (8,479)      $(29,910)      $(15,577)
                                      ========       ========       ========       ========

NET LOSS PER SHARE .............      $  (1.17)      $  (0.63)      $  (2.20)      $  (1.17)
                                      ========       ========       ========       ========

WEIGHTED AVERAGE
     SHARES OUTSTANDING ........        13,601         13,368         13,591         13,342
                                      ========       ========       ========       ========



 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                         ----------------------
                                                                          JUNE 30,      JUNE 28,
                                                                            1997          1996
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................      $(29,910)      $(15,577)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ...............................         3,819          1,437
      Provision for Overall Wireless ..............................         3,611             --
      Increase in accounts receivable,
        prepaid expenses and other current assets .................        (1,362)        (1,849)
      (Increase) decrease in inventories ..........................        (1,148)           656
      (Decrease) increase in accounts payable, accrued liabilities,
        customer deposits and other ...............................        (1,338)         1,093
                                                                         --------       --------
          Net cash used in operating
            activities ............................................       (26,328)       (14,240)
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................        (9,228)        (4,158)
  Increase in other assets ........................................        (2,034)        (1,291)
  Sales of short-term and long-term
     investments ..................................................        25,641         18,749
                                                                         --------       --------
          Net cash provided by investing activities ...............        14,379         13,300
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..........................           494            716
  Contributions from minority interest ............................         2,191          1,103
                                                                         --------       --------
          Net cash provided by financing activities ...............         2,685          1,819
                                                                         --------       --------
NET (DECREASE) INCREASE IN CASH AND
  EQUIVALENTS .....................................................        (9,264)           879
CASH AND EQUIVALENTS, BEGINNING OF PERIOD .........................        15,246          5,201
                                                                         --------       --------
CASH AND EQUIVALENTS, END OF PERIOD ...............................      $  5,982       $  6,080
                                                                         ========       ========



 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of operations for the three- and six-month periods ended June 30, 1997 and June 28, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

         Certain amounts have been restated from the previously reported balances to conform to the 1997 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 1997 and June 28, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                    JUNE 30,   DECEMBER 31,
                                      1997        1996
                                      ----        ----
               Raw materials         $2,231      $  656
               Work-in-progress         691       1,606
               Finished goods         1,341         853
                                     ------      ------
                 Total               $4,263      $3,115
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

NOTE 4.  OPTION TO ACQUIRE OVERALL WIRELESS COMMUNICATIONS CORPORATION

         In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the Federal Communications Commission (the "FCC") with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $1.9 million has already been loaned. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. In July 1997, the option was extended to August 31, 1997 for no additional payment. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which would be paid primarily through cancellation of the indebtedness of Overall Wireless. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realization.

NOTE 5.  NEW ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share"("SFAS 128") was issued. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS 128 must be adopted for financial statements issued for interim and annual periods ending after December 15, 1997. If SFAS 128 had been applied during the three- and six-month periods ended June 30, 1997 and June 28, 1996, basic earnings per share and diluted earnings per share would equal earnings per share as presented.

         In July 1997, SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, technological feasibility and availability of the Company's Ricochet(R) radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1996, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

         Revenues consist of service and product revenues. Service revenues are derived from the subscriber fees and modem rentals for Ricochet and fees for UtiliNet(R) customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

         Total revenues increased to $4.7 million in the second quarter of 1997 and to $6.5 million for the first six months of 1997 from $2.6 million in the second quarter of 1996 and $4.3 million for the first six months of 1996. Service revenues increased to $2.2 million in the second quarter of 1997 and to $3.4 million for the first six months of 1997 from $299,000 in the second quarter of 1996 and $539,000 for the first six months of 1996. The increase in service revenues is primarily due to increased Ricochet subscriber fees and modem rentals resulting from a larger Ricochet subscriber base. Product revenues increased slightly to $2.5 million in the second quarter of 1997 and decreased to $3.2 million for the first six months of 1997 compared to $2.3 million in the second quarter of 1996 and $3.7 million for the first six months of 1996. The changes in product revenues were primarily due to the timing of shipments of UtiliNet products.

Cost of Revenues

         Cost of service revenues increased to $6.8 million in the second quarter of 1997 from $4.2 million in the second quarter of 1996 and increased to $13.7 million for the first six months of 1997 from $7,5 million in the comparable period of 1996. Cost of service revenues are primarily costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure, the cost of providing customer support, certain costs associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers. The increase in 1997 is primarily due to higher Ricochet network operating expenses resulting from increases in the Ricochet service territory during 1997 and higher customer service expenses and depreciation of modems rented to Ricochet subscribers as a result of the larger Ricochet subscriber base in 1997. These increases were partially offset by a reduced level of activity to obtain site agreements in the second quarter of 1997 as compared to the same period in 1996. The cost of service revenues is expected to continue at the current level for the foreseeable future.

         Cost of product revenues increased to $1.4 million in the second quarter of 1997 from $1.2 million in the second quarter of 1996 and decreased to $1.7 million for the first six months of 1997 from $1.9 million in the comparable period of 1996. The changes were primarily due to changes in product revenues in 1997 as compared to 1996.

Research and Development

         Research and development expenses increased to $2.9 million in the second quarter of 1997 and to $5.9 million for the first six months of 1997 from $2.4 million in the second quarter of 1996 and from $4.6 million for the first six months of 1996. Research and development activities include enhancements to the technology employed by the Company's current networks and development of an ISDN speed network and Ricochet modems. The Company plans to continue a high level of investment in research and development in the foreseeable future.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $5.4 million for the second quarter of 1997 and to $10.8 million for the first six months of 1997 from $3.9 million for the second quarter of 1996 and from $7.3 million for the first six months of 1996. The increases were primarily due to increased selling expense as a result of personnel increases and additional efforts to increase the number of Ricochet subscribers. General and administrative expenses also increased primarily as a result of personnel increases and professional fees associated with addressing regulatory matters and developing strategic relationships. Selling, general and administrative expenses are expected to continue at the current level for the foreseeable future.

Provision for Overall Wireless

         In February 1996, the Company purchased an option to acquire Overall Wireless, a corporation that holds a nationwide, wireless communications license issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $1.9 million has already been loaned. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. In July 1997, the option was extended to August 31, 1997 for no additional payment. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which may be paid through cancellation of the indebtedness of Overall Wireless. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realizability.

Interest Income and Expense

         Interest expense increased to $1.2 million for the second quarter of 1997 and to $2.1 million for the first six months of 1997 from $0 for the comparable periods in the 1996 as a result of the issuance of $45 million in principal amount of 8% Convertible Subordinated Notes due 2003 in August 1996. Interest income decreased to $549,000 for the second quarter of 1997 and to $1.3 million for the first six months of 1997 from $676,000 for the second quarter of 1996 and from $1.5 million for the first six months of 1996 due to a lower level of cash and investments in 1997 as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of June 30, 1997, the Company had incurred $119.9 million of cumulative net losses. The Company has financed operations primarily through the public and private sale of equity and convertible debt securities.

         The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems, and computer and office equipment. Capital expenditures were $9.2 million and $4.2 million in the first six months of 1997 and 1996, respectively. To the extent capital is available, the Company expects to make significant capital expenditures in connection with the development, deployment and commercialization of its Ricochet networks including the costs associated with renting modems to Ricochet subscribers. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, technological feasibility and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1996, as well as those elsewhere in this Form 10-Q. At the current level of operating activity and deployment, the Company believes that additional capital will be required within the next 12 months. The Company is currently pursuing financing alternatives that may include debt, debt with equity, equity or equity linked securities. In addition, the Company is currently pursuing additional partnerships to deploy Ricochet networks. There can be no assurance that such funds would be available on commercially reasonable terms or at all. If sufficient financing is not available, the Company would be required to significantly reduce operating expenses and capital expenditures.

         As of June 30, 1997, the Company had cash and equivalents and short-term and long-term investments of $30.3 million and working capital of $27.3 million. Accounts receivable increased to $2.7 million as of June 30, 1997, from $1.1 million as of December 31, 1996, due to increased shipments of UtiliNet products at the end of the second quarter of 1997 as compared to the end of the fourth quarter of 1996. Inventories increased to $4.3 million as of June 30, 1997, from $3.1 million as of December 31, 1996 primarily due primarily to an increase in Ricochet subscriber devices and UtiliNet products. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

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


                                       METRICOM, INC.
                                       (Registrant)




                                       /s/ Vanessa A. Wittman
                                       -----------------------------------
Date: August 12, 1997                  By:  Vanessa A. Wittman
                                       Vice President of Finance and Duly
                                       Authorized Officer

                                  EXHIBIT INDEX


27  Financial Data Schedule