Form 10-Q
period 1997-09-30
METRICOM INC / DE
filed 1997-11-14
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

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

                              Yes  [X]     No [ ]

        The number of shares of common stock outstanding as of November 11, 1997 was 13,738,136.

                                TABLE OF CONTENTS

                                                                                PAGE
PART I.        FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets                      3

                      Condensed Consolidated Statements of Operations            4

                      Condensed Consolidated Statements of Cash Flows            5

                      Notes to Condensed Consolidated Financial Statements       6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      Results of Operations                                      9

                      Liquidity and Capital Resources                           12

PART II.       OTHER INFORMATION

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURE PAGE                                                                  15

EXHIBIT INDEX                                                                   16

PART I.        FINANCIAL INFORMATION
        ITEM 1.       FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEP. 30,      DEC. 31,
                                                                        1997          1996
                                                                        ----          ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $  4,956  $  15,246
  Short-term investments.............................................     14,296     46,825
  Accounts receivable, net...........................................      2,044      1,126
  Inventories........................................................      4,058      3,115
  Prepaid expenses and other.........................................      1,232      1,744
                                                                       --------- ----------
      Total current assets...........................................     26,586     68,056
PROPERTY AND EQUIPMENT, net..........................................     30,908     26,776
LONG-TERM INVESTMENTS................................................        --       3,150
OTHER ASSETS.........................................................      3,641      3,817
                                                                       --------------------
      Total assets...................................................   $ 61,135  $ 101,799
                                                                        ========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................  $   3,413 $    5,517
  Accrued liabilities................................................      5,788      4,801
                                                                       --------- ----------
      Total current liabilities......................................      9,201     10,318
                                                                       ---------  ---------

LONG-TERM DEBT.......................................................     45,000     45,000
OTHER LIABILITIES....................................................        834        768
MINORITY INTEREST....................................................      4,598      2,407

STOCKHOLDERS' EQUITY:
  Common stock.......................................................         14         14
  Additional paid-in capital.........................................    134,183    133,298
  Unrealized holding loss on investments.............................         (3)       (36)
  Accumulated deficit................................................   (132,692)   (89,970)
                                                                        -------------------
      Total stockholders' equity.....................................      1,502     43,306
                                                                      ---------- ----------
      Total liabilities and stockholders' equity.....................   $ 61,135  $ 101,799
                                                                        ========  =========

 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                               -----------------------------  ----------------------------
                                               SEP. 30, 1997   SEP. 27, 1996  SEP. 30, 1997  SEP. 27, 1996
                                               -------------   -------------  ------------   -------------
REVENUES:
  Service revenues .........................        $1,607       $    704       $  4,980       $  1,243
  Product revenues .........................         1,534            644          4,697          4,362
                                                  --------       --------       --------       --------
      Total revenues .......................         3,141          1,348          9,677          5,605
                                                  --------       --------       --------       --------

COSTS AND EXPENSES:
  Cost of service revenues .................         6,299          5,106         19,973         12,583
  Cost of product revenues .................         1,297            312          2,984          2,258
  Research and development .................         2,763          2,295          8,652          6,910
  Selling, general and
     administrative ........................         4,876          4,816         15,640         12,098
  Provision for Overall Wireless ...........            --             --          3,611             --
                                                  --------       --------       --------       --------
  Total costs and expenses .................        15,235         12,529         50,860         33,849
                                                  --------       --------       --------       --------

    Loss from operations ...................       (12,094)       (11,181)       (41,183)       (28,244)

INTEREST EXPENSE ...........................         1,071            349          3,202            349
INTEREST INCOME ............................           353            776          1,663          2,262
                                                  --------       --------       --------       --------

    Net loss................................      $(12,812)      $(10,754)      $(42,722)      $(26,331)
                                                  ========       ========       ========       ========

NET LOSS PER SHARE..........................      $  (0.94)      $  (0.80)      $  (3.14)      $  (1.97)
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE
     SHARES OUTSTANDING ....................        13,648         13,462         13,610         13,382
                                                  ========       ========       ========       ========





 The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                              ------------------------
                                                                              SEP. 30,       SEP. 27,
                                                                                1997           1996
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................       $(42,722)      $(26,331)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ....................................         5,782          2,745
      Provision for Overall Wireless ...................................         3,611             --
      (Increase) decrease in accounts receivable,
         prepaid expenses and other current assets .....................            33           (433)
      (Increase) decrease in inventories ...............................          (943)         1,059
      (Decrease) increase in accounts payable, accrued
         liabilities, customer deposits and other ......................        (1,051)         3,877
                                                                              --------       --------
           Net cash used in operating
             activities ................................................       (35,290)       (19,083)
                                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..................................       (10,237)        (9,012)
  Increase in other assets .............................................        (3,551)        (1,191)
  Sales of short-term and long-term
      investments ......................................................        35,712         12,067
                                                                              --------       --------
           Net cash provided by investing activities ...................        21,924          1,864
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...............................           885          1,106
  Proceeds from issuance of long-term debt, net ........................            --         43,350
  Contributions from minority interest .................................         2,191          1,105
                                                                              --------       --------
           Net cash provided by financing activities ...................         3,076         45,561
                                                                              --------       --------
NET (DECREASE) INCREASE IN CASH AND
   EQUIVALENTS .........................................................       (10,290)        28,342
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..............................        15,246          5,201
                                                                              --------       --------
CASH AND EQUIVALENTS, END OF PERIOD ....................................      $  4,956       $ 33,543
                                                                              ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which includes only normal recurring adjustments) which are necessary for a fair presentation of operations for the three- and nine-month periods ended September 30, 1997 and September 27, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

        Certain amounts have been restated from the previously reported balances to conform to the 1997 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 1997 and September 27, 1996 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVENTORIES

               Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                              SEPTEMBER 30,            DECEMBER 31,
                                                 1997                     1996
                                                 ----                     ----
               Raw materials                   $ 1,612                 $    656
               Work-in-progress                    399                    1,606
               Finished goods                    2,047                      853
                                               -------                  -------
                 Total                         $ 4,058                  $ 3,115
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

NOTE 4. OPTION TO ACQUIRE OVERALL WIRELESS COMMUNICATIONS CORPORATION

        In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a corporation that holds a nationwide, wireless communications license issued by the Federal Communications Commission (the "FCC") with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $1.9 million has already been loaned. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The option was subsequently extended to December 31, 2000 for no additional cash consideration. Either party may terminate the option with 10 days' notice. The additional consideration payable upon exercise of the option includes a combination of cash and stock valued at $7.3 million in the aggregate plus certain operating expenses incurred by Overall Wireless prior to the exercise of the option. The Company's ability to exercise the option is conditioned upon the occurrence of a number of events, including approval by the FCC of the transfer of the license. There can be no assurance that these conditions will be met prior to expiration of the option. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which would be paid through cancellation of the indebtedness of Overall Wireless. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realization.

NOTE 5. NEW ACCOUNTING STANDARDS

        In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. Diluted earnings per share are computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS 128 must be adopted for financial statements issued for interim and annual periods ending after December 15, 1997. If SFAS 128 had been applied during the three- and nine-month periods ended September 30, 1997 and September 27, 1996, basic earnings per share and diluted earnings per share would equal earnings per share as presented.

        In July 1997, SFAS No. 130 , "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

        In June 1997, SFAS No. 131, "Disclosures About Segments of Enterprises and Related Information" was issued and is effective for fiscal years beginning after December 15, 1997. The Company yet to determine the impact, if any, of the adoption of this new pronouncement.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the completion of development of the Company's ISDN-speed network, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet(R) radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to enter into partnerships to deploy Ricochet networks and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1996, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

        Revenues consist of service and product revenues. Service revenues are derived from the subscriber fees and modem rentals for Ricochet and fees for UtiliNet(R) customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

        Total revenues increased to $3.1 million for the third quarter of 1997 and to $9.7 million for the first nine months of 1997 from $1.3 million for the third quarter of 1996 and $5.6 million for the first nine months of 1996. Service revenues increased to $1.6 million for the third quarter of 1997 and to $5.0 million for the first nine months of 1997 from $704,000 for the third quarter of 1996 and $1.2 million for the first nine months of 1996. The increase in service revenues is primarily due to increased Ricochet subscriber fees and modem rentals resulting from a larger Ricochet subscriber base. Product revenues increased to $1.5 million for the third quarter of 1997 and to $4.7 million for the first nine months of 1997 from $644,000 for the third quarter of 1996 and $4.4 million for the first nine months of 1996. The increases in product revenues were primarily due to the timing of shipments of UtiliNet products and increased sales of Ricochet modems in 1997 compared to 1996.

Cost of Revenues

        Cost of service revenues is primarily costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure, the cost of providing customer support, certain costs associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers.

        Cost of service revenues increased to $6.3 million for the third quarter of 1997 and to $20.0 million for the first nine months of 1997 from $5.1 million for the third quarter of 1996 and $12.6 million for the first nine months of 1996. The increases are primarily due to higher Ricochet network operating expenses resulting from increases in the Ricochet service territory during 1997 and higher customer service expenses and depreciation of modems rented to Ricochet subscribers as a result of the larger Ricochet subscriber base in 1997. These increases were partially offset by a reduced level of activity to obtain site agreements in the second and third quarters of 1997 as compared to the same periods in 1996. Cost of service revenues is expected to increase in the future primarily due to increased efforts to obtain site agreements for the Company's network infrastructure.

        Cost of product revenues increased to $1.3 million for the third quarter of 1997 and to $3.0 million for the first nine months of 1997 from $312,000 for the third quarter of 1996 and $2.3 million for the first nine months of 1996. Cost of product revenues as a percentage of product revenues increased to 85% for the third quarter of 1997 and to 64% for the first nine months of 1997 from 48% for the third quarter of 1996 and 52% for the first nine months of 1996. The increase was primarily due to a higher percentage of product revenues in the third quarter of 1997 derived from the sale of Ricochet modems that were sold for less than the cost to manufacture them.

Research and Development

        Research and development expenses increased to $2.8 million for the third quarter of 1997 and to $8.7 million for the first nine months of 1997 from $2.3 million for the third quarter of 1996 and from $6.9 million for the first nine months of 1996. Research and development activities include the development of an ISDN-speed network and subscriber device and enhancements to the technology employed by the Company's current networks. The Company plans to significantly increase the level of investment in research and development in the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $4.9 million for the third quarter of 1997 and to $15.6 million for the first nine months of 1997 from $4.8 million for the third quarter of 1996 and $12.1 million for the first nine months of 1996. The increase for the first nine months of 1997 was primarily due to increased selling expenses as a result of increased personnel and advertising expenses in the first six months of 1997 compared to the comparable period in 1996. General and administrative expenses increased primarily as a result of personnel increases and professional fees associated with addressing regulatory matters, developing strategic relationships and pursuing financing arrangements. Selling, general and administrative expenses are expected to continue at the current level for the foreseeable future.

Provision for Overall Wireless

        In February 1996, the Company purchased an option to acquire Overall Wireless, a corporation that holds a nationwide, wireless communications license issued by the FCC with respect to 50 kHz of radio spectrum in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2 million for the construction of a system utilizing the license, of which approximately $1.9 million has already been loaned. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The option was subsequently extended to December 31, 2000 for no additional cash consideration. Either party may terminate the option with 10 days' notice. If the option expires unexercised under certain circumstances, the Company may be required to pay a termination fee of up to $2 million, which would be paid through cancellation of the indebtedness of Overall Wireless. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realizability.

Interest Income and Expense

        Interest expense increased to $1.1 million for the third quarter of 1997 and to $3.2 million for the first nine months of 1997 from $349,000 for the third quarter of 1996 and $349,000 for the first nine months of 1996. The increase in 1997 was a result of the issuance in August 1996 of $45 million in principal amount of 8% Convertible Subordinated Notes due 2003. Interest income decreased to $353,000 for the third quarter of 1997 and to $2.3 million for the first nine months of 1997 from $776,000 for the third quarter of 1996 and $2.3 million for the first nine months of 1996 due to a lower level of cash and investments in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of September 30, 1997, the Company had incurred $132.7 million of cumulative net losses. The Company has financed operations primarily through the public and private sale of equity and convertible debt securities.

        On October 10, 1997, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Vulcan Ventures Incorporated ("Vulcan"), a Washington corporation. Under the terms of the Stock Purchase Agreement, Vulcan will purchase from the Company 4,650,000 shares of Company's common stock for $12.00 per share in cash. This transaction is subject to regulatory approval and the approval of the Company's common stockholders at a Special Meeting of Stockholders to be held in January 1998. In a separate agreement, Vulcan proposes to purchase from Lindner Investments, the Company's largest shareholder, 2,583,500 shares of the Company's previously issued common stock. Upon closing of the transactions, Vulcan will own approximately 49.9% of the Company's outstanding stock. As part of the Stock Purchase Agreement, Vulcan has agreed to loan the Company up to $10 million in the form of an unsecured credit facility. Outstanding advances bear interest at the rate of 12% per annum. Outstanding advances under the credit facility are due nine months from the initial borrowing date, but would be repaid from the net proceeds to the Company from Vulcan or from any prior issuance of securities in a capital raising transaction.

        The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems, and computer and office equipment. Capital expenditures were $10.2 million and $9.0 million in the first nine months of 1997 and 1996, respectively. The Company expects to make significant capital expenditures in connection with the development, deployment and commercialization of its Ricochet networks including the costs associated with renting modems to Ricochet subscribers. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including the completion of development of the Company's ISDN-speed network, market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to enter into partnerships to deploy Ricochet networks and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1996, as well as those elsewhere in this Form 10-Q.

        The Company believes that significant additional capital will be required in the future to fund further development, deployment and commercialization of its Ricochet networks. There can be no assurance that such additional funds will be available on commercially reasonable terms or at all. The Company believes that its existing available cash and investments, together with funds to be provided by Vulcan upon closing of the transactions contemplated by the Stock Purchase Agreement, are adequate to meet the Company's needs through the third quarter of 1998. If the transactions contemplated by the Stock Purchase Agreement are not completed, the Company would be required to seek alternative financing arrangements that may include debt, equity, debt with equity or equity-linked securities. There can be no assurance that such funds would be available on commercially reasonable terms or at all. If sufficient financing is not available, the Company would be required to significantly reduce its development, deployment, and commercialization activities.

        As of September 30, 1997, the Company had cash and equivalents and short-term and long-term investments of $19.3 million and working capital of $17.4 million. Accounts receivable increased to $2.0 million as of September 30, 1997, from $1.1 million as of December 31, 1996, due primarily to increased shipments of UtiliNet products at the end of the third quarter of 1997 as compared to the end of the fourth quarter of 1996. Inventories increased to $4.1 million as of September 30, 1997, from $3.1 million as of December 31, 1996 primarily due primarily to an increase in Ricochet subscriber devices and UtiliNet products. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

PART II.       OTHER INFORMATION


ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

       a.      Exhibits:

               27.00  Financial Data Schedule

       b. Reports on Form 8-K:

               On October 17, 1997, the Company filed a Form 8-K regarding the proposed sale of 4,650,000 shares of the Company's Common Stock to Vulcan Ventures Incorporated for $12.00 per share in cash.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      METRICOM, INC.
                                      (Registrant)




                                        /s/  Vanessa A. Wittman
                                      --------------------------------
Date: November 11, 1997               By:  Vanessa A. Wittman
                                      Vice President, Finance and Duly
                                      Authorized Officer

                                  EXHIBIT INDEX

27.00  Financial Data Schedule