Form 10-K/A
period 1996-12-31
METRICOM INC / DE
filed 1997-12-23
CIK 884318

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


                                 AMENDMENT NO. 2


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

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 1997.


                                        METRICOM, INC.



                                        By: /s/ Vanessa Wittmann

                                            ---------------------------------

                                            Vanessa Wittmann
                                            Vice President of Finance
                                            (Principal Financial and
                                            Accounting Officer)

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

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall Wireless.

10.29(10)         Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers
                  Investor Services, Inc.

10.30(10)         Placement Agreement, dated as of August 20, 1996, among the
                  Company, Furman Selz LLC and Feshbach Brothers Investor
                  Services, Inc.

10.31(11)         Letter Agreement, dated as of January 23, 1997, between the
                  Company and Sterling Payot Company

EXHIBIT
NUMBER                                           EXHIBIT
 13.1             Portions of the Company's Annual Report
                  to Stockholders.......................................................

 23.1             Consent of Independent Public Accountants.............................

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