Form 10-K405
period 1997-12-31
METRICOM INC / DE
filed 1998-03-31
CIK 884318

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                             Commission File Number
    December 31, 1997                                         0-19903

                                  -----------

                                 METRICOM, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   77-0294597
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                 980 UNIVERSITY AVENUE, LOS GATOS, CA 95032-2375
          (Address of principal executive offices, including zip code)

                                 (408) 399-8200
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on March 20, 1998 was $182,763,557.

      The number of shares of Common Stock outstanding as of March 20, 1998 was 18,507,702.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those factors identified below under "Item 1 - Business - Risk Factors."

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain parts of the Metricom, Inc. Proxy Statement relating to the annual meeting of stockholders to be held on June 22, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

      Metricom, Inc. ("Metricom" or the "Company") was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to Metricom, Inc. and its subsidiaries. The Company's executive offices are located at 980 University Avenue, Los Gatos, California 95032-2375, and its telephone number is (408) 399-8200.

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

OVERVIEW

      The Company began commercial Ricochet service in September 1995, and Ricochet service is now available in the San Francisco Bay Area, the Seattle and Washington, D.C. metropolitan areas, parts of Los Angeles, and in a number of airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of February 28, 1998, there were approximately 20,000 Ricochet subscribers, and the Company estimates that its networks covered areas with an aggregate population of approximately 11.4 million people.

     The Company's current networks use unlicensed spectrum and provide end users with speeds comparable to the most commonly used wired modems and, to the Company's knowledge, faster than other portable wireless wide area data communications networks. The Company plans to upgrade its existing networks and design modems in order to provide end user speeds comparable to today's high-speed ISDN telephone lines. This improvement in speed will be in part the result of the Company's acquisition of licensed spectrum in the 2.3 GHz frequency band in the Wireless Communications Service ("WCS") auction held by the Federal Communications Commission ("FCC"). The Company purchased licenses covering areas with an aggregate population of 127 million people. The licenses consist of two 5 MHz licenses covering the western and central United States, one 5 MHz license covering the northeast United States and 10MHz licenses covering the Seattle, Portland and St Louis metropolitan areas. The Company intends to use this licensed spectrum, together with unlicensed spectrum in the 902 to 928 MHz and 2.4 GHz frequency bands to increase end user speeds to 128 kbps. The Company's existing modems will work with, and enjoy a slight increase in performance as a result of, the upgraded networks.

      In January 1998, Vulcan Ventures Incorporated (Vulcan), the investment organization of Paul G. Allen, acquired additional Common Stock bringing its ownership to approximately 49.5%. This transaction was approved by the Company's Stockholders. Vulcan had been an investor in Metricom since 1993. The Company is currently working closely with Vulcan Ventures on the strategic plan through which the Company plans to expand and extend its wireless networks after completing the development of the high-speed network.

THE METRICOM SOLUTION

      The Company's current subscribers include (i) individual users of portable computers in metropolitan areas, (ii) corporate users of portable computers in metropolitan areas, such as Cisco Systems, Inc. and Microsoft Corporation, (iii) individual and small-office/home-office users of desktop computers in metropolitan areas, (iv) students, faculty and staff using computers at educational institutions and (v) federal, state and local government users of portable computers in metropolitan areas. In addition, the Company (i) through its Industrial Communications Division, provides wireless wide area data communications solutions to utility companies, (ii) in partnership with an affiliate of Visa and SeaFirst Bank, is testing Ricochet for use in credit card point-of-sale verification in the Seattle area, and, (iii) in conjunction with IBM as the system integrator, is deploying its network in parts of Los Angeles for use by the LA Police Department in police vehicles.

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

      AFFORDABILITY. The Company offers products and services that it believes are price-competitive with commercial Internet and on-line service providers and other wired data communications services and are significantly less expensive than other wireless data communications services. For a low, flat, monthly subscription fee, subscribers to Ricochet get unlimited, fast, reliable, portable, wireless access to the Internet, private intranets, LANs, e-mail and on-line services. In addition, because Ricochet is wireless, there is no need for a subscriber to incur costs associated with installing and maintaining a separate telephone line for wired data communications. The Company believes it is able to offer an affordable solution because Ricochet employs an efficient, scalable network architecture and license-free spectrum, and will employ inexpensive licensed spectrum, all of which provide significant cost savings to the Company over other wireless data communications technologies.

      SPEED, SECURITY AND RELIABILITY. Ricochet operates at speeds comparable to the most commonly used wired modems, and the Company believes it operates faster than other commercially available wireless wide area data communications networks. The Company plans to upgrade its existing network platforms and design modems in order to provide end user speeds of approximately 128 kbps, which is comparable to today's high-speed ISDN telephone lines. Ricochet's use of frequency- hopping, spread spectrum technology, combined with optional encryption, makes unauthorized interception of its data packets extremely difficult and provides greater security than is currently available from other wired and wireless data communications services. Furthermore, Ricochet is extremely reliable because Ricochet's network radios have a low failure rate. In addition, if a network radio is busy or not functioning properly, data is routed along a different path to its destination within the networks.

      ACCESSIBILITY. Because of the Company's unique network design and patented routing technology, Ricochet subscribers have not experienced the well-publicized "busy signals" that have been suffered by users of popular on-line services and wired Internet service providers. In addition, subscribers are able to remain on-line with Ricochet for an unlimited amount of time. These benefits result from the use of packet-switched communications in Ricochet networks as compared to circuit switched technology. In a packet-switched network, capacity is based on the amount of data actually passing through the network at a given time, rather than the number of users on the network. In addition, system congestion can be reduced and network coverage and capacity can be increased quickly and inexpensively by the installation of additional network or wired access point ("WAP") radios in areas of high use.

      SINGLE-SOURCE SOLUTION; EASE OF INSTALLATION AND USE. Users of other data communications services must usually obtain and integrate a telephone modem, telephone line, Internet service connection and World Wide Web ("Web") browser software, usually from separate parties. By providing the equivalent of all of these in one package, the Company provides "one stop shopping" for Ricochet subscribers. In addition, subscribers can easily install the system using the self-configuring Ricochet installation software. Finally, Ricochet supports operation with standard TCP/IP protocols and the AT command set used by telephone modems, which permits the use of standard third-party applications designed to support communications using dial-up telephone lines. The Company also provides a dial-in service that eliminates the subscribers need for a separate Internet connection while outside the network coverage area.

SALES, MARKETING AND SUPPORT

      The Company's sales are handled primarily through a staff of approximately 19 direct sales representatives, approximately 43 retail outlets and a limited number of independent dealers. Direct sales representatives are primarily used to target key corporate accounts, such as Cisco Systems, Inc. and Microsoft Corporation, where users of portable computers are currently using Ricochet to access the Internet, private intranets and LANs. Ricochet is sold to individuals in metropolitan areas and to students, faculty and staff at educational institutions through telephone sales, direct sales representatives and a limited number of independent dealers and retail outlets. Ricochet is sold to Federal government agencies primarily through resellers. The Company structures the compensation arrangements for its direct sales representatives, contract telemarketers, retail outlets and independent dealers so that at least one half of aggregate compensation paid is based on subscribers obtained. Any subscriber obtained must remain a subscriber for at least six months in order for compensation to be paid. The Company expects to increase such sales channels as deployment of Ricochet networks continues.

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

      The Company seeks to market Ricochet aggressively by pricing the service attractively as compared to other wired and wireless data communications services. The Company believes that its prices are comparable to commonly used wired data communications services; however, such wired services do not offer the benefit of portability offered by Ricochet. Currently, to access the Ricochet networks and receive unlimited Internet access, subscribers typically pay a $45.00 activation fee and a fixed monthly fee of $29.95 for the basic service package. Additional subscriber charges are incurred for value-added services such as premium e-mail, dial-in service and access to the public switched telephone network. Subscribers are also required to rent or purchase a Ricochet modem from the Company.

      The Company provides timely, high quality customer service and technical support to meet the needs of its customers. The Company's current customer service and technical support staff consists of 25 full-time employees. The Company offers such services through a toll-free telephone number and Web-based support tools. The Company believes that a high level of customer service and technical support is essential to its business and expects to incur significant expenditures in the future to increase its service and support capabilities as deployment of Ricochet networks grows.

THE RICOCHET NETWORK

      NETWORK CHARACTERISTICS

      The Company's Ricochet networks use a wireless data communications infrastructure to provide wide area coverage in metropolitan areas. Individual subscribers access the network with wireless portable radio modems that connect to the serial port of a desktop or portable computer or hand-held computing device. Ricochet also supports wireless communications from other devices, such as point-of-sale terminals that can incorporate or connect to a portable radio modem.

      The Company believes Ricochet provides user data rates that are significantly faster than its wireless competitors and at a rate comparable to that of the most commonly used wired modems. Ricochet provides user data rates of 10 to 30 kbps, depending on factors such as geography and network usage. The Company estimates that the primary competing technologies, ARDIS, RAM and CDPD, provide user data rates of approximately 1 to 4 kbps, 1 to 4 kbps and 5 to 10 kbps, respectively. A variety of high-speed (up to 1 Mbps) fixed-point wireless data technologies are in various stages of development. In addition, it is anticipated that in the future, PCS providers will offer higher speed solutions by combining channels and refining their protocols, but the Company expects that these services will not be price competitive. The most commonly used wired modems operate at 28.8 to 56.6 kbps; however, the Company estimates that the quality of a telephone line may decrease such rate under certain circumstances. ISDN is currently the most frequently used method of accessing high-speed data over telephone lines, but it does not offer portability. The Company plans to upgrade its current network to increase end user speeds up to 128 kbps, which is comparable to an ISDN telephone line.

      The primary elements of a Ricochet network are compact, inexpensive network radios that are deployed on streetlights, utility poles and building roofs in a geographical mesh pattern. The Company's mesh network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. In addition, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network radios or WAP radios where needed. Network radios are quickly and easily installed since no wired communications line is required and power is normally obtained directly from the street light. A WAP provides service to clusters network radios. All of the WAPs in the Ricochet network are interconnected with a high-speed frame relay wired backbone. This wired backbone provides access points to the public switched telephone network, gateways to other networks such as the Internet, private intranets and LANs, which provide e-mail and value-added services.

      Ricochet networks employ packet-switched technology. The Company believes that data communications networks that utilize packet-switched technology offer a number of inherent advantages over circuit-switched networks such as commonly available wired data communications networks. In a packet-switched network, data is transmitted in discrete units called packets, rather than in a continuous stream as with a telephone modem using a circuit-switched telephone line. The packets travel along any number of alternative paths and are reassembled into the proper order when they arrive at their destination, thus allowing multiple users to efficiently share network capacity. In addition, because a dedicated physical connection is not established between modems at each end of the circuit, network capacity is used only when data packets are actually being transmitted. In a circuit-switched network, a dedicated physical connection is established between modems at each end of the circuit, thus limiting network capacity to the number of circuits available and modems installed. In addition, in a circuit-switched network, once a connection is established, neither modem is available to other users even when data is not being transmitted. Because of these factors, "busy signals" occur in circuit-switched networks when the number of users exceeds the number of physical connections available.

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

      The Company installs most of its Ricochet network radios on streetlights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which streetlights are located and supply agreements with providers of electricity to power the Company's network radios. The Company also leases space on building rooftops for WAP sites. In the event the Company is unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, it will seek to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. While deploying a large area in this manner could be significantly more expensive than installing radios on streetlights, it has been used on a limited basis to reduce the delays historically experienced in the deployment process.

COMPETITION

      Competition in the market for data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing new wireless and wired data communications services and products using competing technologies. The competition can be placed into two categories: portable and fixed access. While Ricochet can be used as a fixed-point service, it is positioned primarily as a portable service with its largest competitive advantages being portability and low flat rate pricing.

      Portable Services. Companies offering portable data communications services include CDPD, cellular analog, PCS, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. The Company estimates that user throughput speed for these competitors range from 2 to 10 kbps. Pricing is typically based on per kilobyte or per minute charges, making heavy usage very expensive. CDPD is either installed or being installed in a number of metropolitan areas, but complete coverage and roaming arrangements are not yet in place. Analog and digital cellular networks are widely available throughout the United States and, with the addition of a special modem, can also be used for sending data. ARDIS (owned by American Mobile Satellite) and RAM (owned by BellSouth Corporation), are widely installed and operating across the United States and in some foreign countries. ARDIS, RAM and two-way paging are currently not compatible or fast enough for standard Internet browsers.

      Fixed-Point Access. A variety of fixed point high-speed (up to 1 Mbps) data technologies for both wired and wireless products are in various stages of development. Fixed-point data services and technologies include XDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and AT&T's digital wireless service. These services are aimed at providing data connectivity to the home or office at speeds that will support future video & multimedia applications over the Internet, and typically require either high quality phone line connections or special modems and hardware. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or uncompetitive.

      Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on-line service providers such as American Online ("AOL") and the Microsoft Network, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between 28.8 and 56.6 kbps. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet. Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased spending on selling, marketing and product development activities. These factors could have a material adverse effect on the Company's financial condition and operating results.

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

      The Company's current networks were designed to take advantage of FCC regulations that permit license-free, spread spectrum operation, currently in the 902 to 928 MHz frequency band. The Company recently acquired inexpensive licensed spectrum that it plans to use together with unlicensed spectrum to upgrade its existing network architecture.

RESEARCH AND DEVELOPMENT

      The Company intends to maintain technology leadership by continuing to invest heavily in research and development of its networking products to increase speed and performance. The Company plans to upgrade its existing networks and design modems in order to provide end user speeds comparable to today's high-speed ISDN telephone lines. This improvement in speed will be in part the result of the Company's acquisition of licensed spectrum in the 2.3 GHz frequency band. The Company intends to use this licensed spectrum, together with unlicensed spectrum in the 902 to 928 MHz and 2.4 GHz frequency bands to increase end user speeds to 128 kbps. The Company's existing modems will work with, and enjoy a slight increase in performance as a result of, the upgraded networks. The markets in which the Company participates and intends to participate are characterized by rapid technological change. The Company believes that it will for the foreseeable future be required to make significant investments of resources in research and development in order to continue to enhance its services and products. Research and development expense was $9.1 million, $9.9 million and $10.8 million in 1995, 1996 and 1997, respectively. The Company expects research and development expenses to increase significantly in absolute dollars in future periods.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

      The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect its technology, inventions and improvements to its inventions that it considers important to its business. The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has been issued 25 patents in the United States, which expire on dates between 2006 and 2016. Foreign patents corresponding to one domestic patent have been granted in four foreign countries, foreign patents corresponding to one other U.S. patent have been approved for grant in three foreign countries, and other foreign and domestic patents are pending. The Company also owns over 30 United States trademark registrations and approximately 20 foreign counterparts. The Company is not aware of any infringement of its patents, trademarks or other proprietary rights by others.

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

GOVERNMENT REGULATION OF COMMUNICATIONS ACTIVITIES

      Federal Regulation. The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 - 928 MHz frequency band (the "900 Band") currently used by the Company's radio products, and the 2400 - 2483.5 MHz band (the "2.4 GHz Band") and

2305 - 2315, 2350 - 2360, 2315 - 2320 and 2345 - 2350 MHz bands (the "2.3 GHz
Band") where the Company is proposing commercial operations in the near future.
Part 15 of the FCC's regulations provides that the 900 MHz and 2.4 GHz Bands may be authorized for the operation of certified radio equipment without the requirement for a license. The Company designs its license-free products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules. Operations in the 2.3 GHz Band will be in accordance with FCC regulations for the Wireless Communications Service ("WCS"), a licensed service governed by Part 27 of the FCC's regulations.

      License-free operation of the Company's products and other Part 15 products in the 900 MHz and 2.4 GHz Bands is subordinate to certain licensed and unlicensed uses of these bands, including industrial, scientific and medical equipment, the United States government, amateur radio services and, in certain instances, location and monitoring systems. The Company's products must not cause harmful interference to any non-Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the license-free 900 MHz or 2.4 GHz Bands become unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

      Operation in the 2.3 GHz WCS Band is pursuant to licenses that the Company purchased at an FCC spectrum auction. These licenses, issued on July 21,1997, authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington Major Economic Areas. When the FCC adopted regulations for WCS, it required that WCS licensees provide certain protections for the adjacent channel Wireless Cable and Instructional Television Fixed services for a period of five years. There is currently pending at the FCC a contested Petition For Reconsideration requesting that this protection period be extended to ten years. While the Company believes that it can provide the requisite protection to adjacent channel users, there can be no assurance that such protection can be provided in a technically or economically feasible manner.

      The WCS operations will require the use of equipment that is type-accepted by the FCC. While the Company believes it can develop type-accepted equipment which performs satisfactorily with its certified equipment operating in the license-free bands, there can be no assurance that such equipment can be developed, or that it can be developed in a timely and economical manner. The licenses for WCS require that "substantial service" be provided to the public in the authorized service areas within ten years of the license grant. In addition, while the WCS licenses expire in ten years, the FCC will grant a "renewal expectancy" to licensees whose operations have been in accordance with the FCC's regulations. Although there can be no assurance of compliance with all of the WCS requirements, the Company believes that it can comply with all of the conditions in an economically efficient manner. Failure to meet any one or all of these conditions could materially and adversely affect the Company's business, financial condition and results of operations.

      The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in additional licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rulemaking proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially adversely affected.

      The FCC has adopted, and affirmed through reconsideration, rules for the Location and Monitoring Service ("LMS"), a licensed service replacing the Automatic Vehicle Monitoring service operating in the 900 MHz Band. There is currently very limited LMS operation; however, sometime toward the end of 1998, the FCC is proposing to auction licenses for this spectrum. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band, provided certain "safe harbors," and authorized operation so long as it does not cause "harmful interference," which was specifically defined by the FCC. In addition, the FCC provided that all LMS licenses would be conditioned upon testing with the Part 15 community to assure that there is no harmful interference to Part 15 operations. While the future LMS auction (and resultant operations) could lead to increased congestion in the 900 MHz Band, the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations. There can be no assurance, however, that the operation of one or more of the Company's network installations at particular locations would not be adversely affected by existing or proposed LMS operations or that extensive LMS operations would not have a material adverse effect on the Company's business, financial condition or operating results.

      In a pending Rulemaking, the FCC has solicited comments on a private entity's proposal to authorize non-government, wind profiler radar systems in the 900 MHz Band. While not currently the subject of proposed rules, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition or operating results.

      In March 1997, the FCC initiated a rulemaking proceeding in response to a request filed by the American Radio Relay League, Inc. on behalf of amateur radio operators. The FCC proposed to amend its rules for the Amateur Radio Services to allow amateur stations greater flexibility in the use of high-powered spread spectrum technologies in, among others, the 900 MHz Band. To protect other users, including Part 15 users such as the Company, the FCC proposes to require spread spectrum equipment used by amateur radio licensees to use the minimum power necessary and to incorporate automatic power control circuitry in their equipment to reduce the potential for interference. If the FCC ultimately adopts rules as proposed, amateur spread spectrum operations may interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, by installing additional network radios and other measures, there can be no assurance to that effect.

      The FCC adopted a rule making proceeding and inquiry to determine, among other things, whether to permit local exchange carriers to assess interstate access charges on information service providers like the Company. The FCC has tentatively concluded that access charges should not apply to information service providers and left standing an earlier decision that such charges would not apply to enhanced services, which includes access to the Internet and other interactive computer networks. However, the FCC also sought comment on whether to initiate a separate rulemaking proceeding and inquiry to consider additional rules or actions that may be necessary relating to information services and the Internet. There can be no assurance that the final rules adopted, if any, will reflect the FCC's tentative conclusion with regard to the imposition of access charges or that the outcome of any rulemaking proceeding and inquiry concerning information services and the Internet would not have a material adverse effect on the Company's business, financial condition and results of operations.

      Wireless networks such as the Company's are subject to certain Federal Aviation Administration and FCC guidelines regarding the location, lighting, construction and modification of structures and antennas used in connection with the radio spectrum. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they may apply to the Company's facilities. The FCC recently adopted rules containing guidelines and methods for evaluating the environmental effects of radio frequency emissions from FCC-regulated transmitters. The rules categorically exclude low power, Part 15 devices of the type used by the Company from routine environmental evaluation because they offer little or no potential for exposure in excess of specified health and safety guidelines. The environmental evaluation rules do apply to the
2.3 GHz equipment being developed by the Company for WCS operations. The FCC also incorporated into its rules provisions of the Telecommunications Act of 1996 that preempt state and local governmental regulation over the placement of radio frequency devices based on radio frequency environmental effects. Despite these actions, some public concerns about radio frequency emissions remain. Regulatory action in response to these concerns could have a material adverse effect on the Company's business, financial condition and results of operations.

      The FCC has issued a Notice of Proposed Rulemaking concerning implementation of the Communications Assistance For Law Enforcement Act ("CALEA"). CALEA requires entities offering certain communications services to provide a means by which law enforcement agencies can conduct electronic surveillance in the face of changing communications technologies. Because of exemptions provided in the act itself, the Company believes that the CALEA provisions are not applicable to its operations. If the FCC or the courts nevertheless require the Company to implement CALEA compliance capability, such action could have a material adverse impact on the Company's business, financial condition and results of operations.

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

      As a result of amendments to the Communications Act of 1934, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.

BACKLOG

      The Company had backlog of $1.1 million and $600,000 as of December 31, 1996 and 1997, respectively. Backlog as of any particular date is cancelable at any time without penalty and should not be relied on as an indicator of future revenues.

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 217 people, all of whom were based in the United States. Of the total employees, 37 were in manufacturing, 45 were in network operations and deployment, 33 were in research and development, 61 were in sales, marketing and customer support and 41 were in administration. The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of who might impede the achievement of the Company's development, deployment and commercialization of the Company's products and services. None of these individuals has an employment contract with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.

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

      The construction of the Company's networks will depend to a significant degree on the Company's ability to lease or acquire sites for the location of its network equipment and to maintain agreements for such sites as needed. The Company installs most of its Ricochet network radios on streetlights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company is often required to enter into agreements with owners of the right-of-way in which street lights are located and supply agreements with providers of electricity to the street lights to provide power for the Company's network radios. The process of obtaining these agreements is complex and has caused significant delays in deploying Ricochet networks. The Company must deal separately with each city in which it plans to deploy its network. In some instances, cities have never faced requests similar to the Company's, are reluctant to grant such rights or do not have a process in place to do so. The

Company must then meet with various municipal organizations to discuss issues such as pricing, health and safety concerns, traffic disruption, aesthetics and citizen concerns. In the event the Company is unable to negotiate, renew or extend site agreements in a timely manner and on commercially reasonable terms, or at all, it would need to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. Deploying a large area in this manner could be significantly more expensive than installing network radios on street lights and may be restricted or prohibited by a municipality. The Company also leases space on building rooftops for its WAP sites. In connection with the leasing of WAP sites, the Company faces competition with other providers of wireless communication services. The Company expects that the site acquisition process will continue throughout the construction of the Company's networks. Each stage of the process involves various risks and contingencies, many of which are not within the control of the Company and any of which could adversely affect the construction of the Company's networks should there be delays or other problems.

      UNCERTAINTY OF MARKET ACCEPTANCE

      Commercialization of Ricochet is subject to market acceptance risks. A broad market for wide area wireless data communications services has not yet developed. As a result, the extent of the potential demand for Ricochet service cannot be reliably estimated. In addition, the Company has limited experience marketing its Ricochet service. As of February 28, 1998, the Company had approximately 20,000 subscribers. The Company believes that market acceptance depends principally on cost competitiveness, data rate, ease of use, including compatibility with existing applications, cost and size of Ricochet modems, extent of coverage, customer support, marketing, distribution and pricing strategies of the Company and competitors, Company reputation and general economic conditions. Some of the foregoing factors are beyond the control of the Company. If the Company's customer base for Ricochet does not expand as required to support the deployment of additional networks, the Company's business, financial condition and operating results will be materially adversely affected. In addition, the market for wireless communications services is characterized by a high customer turnover rate. There can be no assurance that the Company will be able to retain existing or future customers.

      CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

      The Company intends to continue the development, deployment and commercialization of its Ricochet networks. The timing and amount of capital expenditures may vary significantly depending on numerous factors including market acceptance of Ricochet, availability and financial terms of site agreements for the Company's network infrastructure, technological feasibility, availability of Ricochet radios and modems and availability of sufficient management, technical, marketing and financial resources. The Company will need to raise additional funds through the sale of its equity or debt securities in private or public financings or through strategic partnerships in order to complete the deployment and commercialization of Ricochet. There can be no assurance that such funds will be sufficient to fund such deployment as planned. In addition, no assurance can be given that additional financing will be available or that, if available, such funding can be obtained on terms favorable to the Company. Should the Company be unable to obtain additional financing, it may be required to scale back the planned deployment of its Ricochet networks and reduce capital expenditures, which would have a material adverse effect on the Company's business, financial condition and operating results.

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

      The Company has incurred cumulative net losses through December 31, 1997 of approximately $149.3 million. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while it continues to develop and deploy its Ricochet networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner.

      REGULATION OF COMMUNICATIONS ACTIVITIES

      Federal Regulation. The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 - 928 MHz frequency band (the "900 Band") currently used by the Company's radio products, and the 2400 - 2483.5 MHz band (the "2.4 GHz Band") and 2305 - 2315, 2350 -
2360, 2315 - 2320 and 2345 - 2350 MHz bands (the "2.3 GHz Band") where the
Company is proposing commercial operations in the near future. Part 15 of the FCC's regulations provides that the 900 MHz and 2.4 GHz Bands may be authorized for the operation of certified radio equipment without the requirement for a license. The Company designs its license-free products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules. Operations in the 2.3 GHz Band will be in accordance with FCC regulations for the Wireless Communications Service ("WCS"), a licensed service governed by Part 27 of the FCC's regulations.

      License-free operation of the Company's products and other Part 15 products in the 900 MHz and 2.4 GHz Bands is subordinate to certain licensed and unlicensed uses of these bands, including industrial, scientific and medical equipment, the United States government, amateur radio services and, in certain instances, location and monitoring systems. The Company's products must not cause harmful interference to any non-Part 15 equipment operating in the band and must accept interference from any of them, as well as from any other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the license-free 900 MHz or 2.4 GHz Bands become unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

      Operation in the 2.3 GHz WCS Band is pursuant to licenses that the Company purchased at an FCC spectrum auction. These licenses, issued on July 21,1997, authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington Major Economic Areas. When the FCC adopted regulations for WCS, it required that WCS licensees provide certain protections for the adjacent channel Wireless Cable and Instructional Television Fixed services for a period of five years. There is currently pending at the FCC a contested Petition For Reconsideration requesting that this protection period be extended to ten years. While the Company believes that it can provide the requisite protection to adjacent channel users, there can be no assurance that such protection can be provided in a technically or economically feasible manner.

      The WCS operations will require the use of equipment that is type-accepted by the FCC. While the Company believes it can develop type-accepted equipment which performs satisfactorily with its certified equipment operating in the license-free bands, there can be no assurance that such equipment can be developed, or that it can be developed in a timely and economical manner. The licenses for WCS require that "substantial service" be provided to the public in the authorized service areas within ten years of the license grant. In addition, while the WCS licenses expire in ten years, the FCC will grant a "renewal expectancy" to licensees whose operations have been in accordance with the FCC's regulations. Although there can be no assurance of compliance with all of the WCS requirements, the Company believes that it can comply with all of the conditions in an economically efficient manner. Failure to meet any one or all of these conditions could materially and adversely affect the Company's business, financial condition and results of operations.

      The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in additional licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rulemaking proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially adversely affected.

      The FCC has adopted, and affirmed through reconsideration, rules for the Location and Monitoring Service ("LMS"), a licensed service replacing the Automatic Vehicle Monitoring service operating in the 900 MHz Band. There is currently very limited LMS operation; however, sometime toward the end of 1998, the FCC is proposing to auction licenses for this spectrum. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band, provided certain "safe harbors," and authorized operation so long as it does not cause "harmful interference," which was specifically defined by the FCC. In addition, the FCC provided that all LMS licenses would be conditioned upon testing with the Part 15 community to assure that there is no harmful interference to Part 15 operations. While the future LMS auction (and resultant operations) could lead to increased congestion in the 900 MHz Band, the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations. There can be no assurance, however, that the operation of one or more of the Company's network installations at particular locations would not be adversely affected by existing or proposed LMS operations or that extensive LMS operations would not have a material adverse effect on the Company's business, financial condition or operating results.

      In a pending Rulemaking, the FCC has solicited comments on a private entity's proposal to authorize non-government, wind profiler radar systems in the 900 MHz Band. While not currently the subject of proposed rules, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition or operating results.

      In March 1997, the FCC initiated a rulemaking proceeding in response to a request filed by the American Radio Relay League, Inc. on behalf of amateur radio operators. The FCC proposed to amend its rules for the Amateur Radio Services to allow amateur stations greater flexibility in the use of high-powered spread spectrum technologies in, among others, the 900 MHz Band. To protect other users, including Part 15 users such as the Company, the FCC proposes to require spread spectrum equipment used by amateur radio licensees to use the minimum power necessary and to incorporate automatic power control circuitry in their equipment to reduce the potential for interference. If the FCC ultimately adopts rules as proposed, amateur spread spectrum operations may interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, by installing additional network radios and other measures, there can be no assurance to that effect.

      The FCC adopted a rule making proceeding and inquiry to determine, among other things, whether to permit local exchange carriers to assess interstate access charges on information service providers like the Company. The FCC has tentatively concluded that access charges should not apply to information service providers and left standing an earlier decision that such charges would not apply to enhanced services, which includes access to the Internet and other interactive computer networks. However, the FCC also sought comment on whether to initiate a separate rulemaking proceeding and inquiry to consider additional rules or actions that may be necessary relating to information services and the Internet. There can be no assurance that the final rules adopted, if any, will reflect the FCC's tentative conclusion with regard to the imposition of access charges or that the outcome of any rulemaking proceeding and inquiry concerning information services and the Internet would not have a material adverse effect on the Company's business, financial condition and results of operations.

      Wireless networks such as the Company's are subject to certain Federal Aviation Administration and FCC guidelines regarding the location, lighting, construction and modification of structures and antennas used in connection with the radio spectrum. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they may apply to the Company's facilities. The FCC recently adopted rules containing guidelines and methods for evaluating the environmental effects of radio frequency emissions from FCC-regulated transmitters. The rules categorically exclude low power, Part 15 devices of the type used by the Company from routine environmental evaluation because they offer little or no potential for exposure in excess of specified health and safety guidelines. The environmental evaluation rules do apply to the
2.3 GHz
equipment being developed by the Company for WCS operations. The FCC also incorporated into its rules provisions of the Telecommunications Act of 1996 that preempt state and local governmental regulation over the placement of radio frequency devices based on radio frequency environmental effects. Despite these actions, some public concerns about radio frequency emissions remains. Regulatory action in response to these concerns could have a material adverse effect on the Company's business, financial condition and results of operations.

      The FCC has issued a Notice of Proposed Rulemaking concerning implementation of the Communications Assistance For Law Enforcement Act ("CALEA"). CALEA requires entities offering certain communications services to provide a means by which law enforcement agencies can conduct electronic surveillance in the face of changing communications technologies. Because of exemptions provided in the act itself, the Company believes that the CALEA provisions are not applicable to its operations. If the FCC or the courts nevertheless require the Company to implement CALEA compliance capability, such action could have a material adverse impact on the Company's business, financial condition and results of operations.

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

      As a result of amendments to the Communications Act of 1934, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or operating results.

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

      HIGHLY COMPETITIVE INDUSTRY

      Competition in the market for data communications services is intensifying and a large number of companies in diverse industries are expected to enter the market. There can be no assurance that the Company will be able to compete successfully in this market. A number of privately and publicly held communications companies have developed or are developing new wireless and wired data communications services and products using competing technologies. The competition can be placed into two categories: portable and fixed access. While Ricochet can be used as a fixed point service, it is positioned primarily as a portable service with its largest competitive advantages being portability and low flat rate pricing.

      Portable Services. Companies offering portable data communications services include CDPD, cellular analog, PCS, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. The Company estimates that user throughput speed for these competitors range from 2 to 10 kbps. Pricing is typically based on per kilobyte or per minute charges, making heavy usage very expensive. CDPD is either installed or being installed in a number of metropolitan areas, but complete coverage and roaming arrangements are not yet in place. Analog and digital cellular networks are widely available throughout the United States and, with the addition of a special modem, can also be used for sending data. ARDIS (owned by American Mobile Satellite) and RAM (owned by BellSouth Corporation), are widely installed and operating across the United States and in some foreign countries. ARDIS, RAM and two-way paging are currently not compatible or fast enough for standard Internet browsers.

      Fixed-Point Access. A variety of fixed point high-speed (up to 1 Mbps) data technologies for both wired and wireless products are in various stages of development. Fixed-point data services and technologies include XDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and AT&T's digital wireless service. These services are aimed at providing data connectivity to the home or office at speeds that will support future video & multimedia applications over the Internet, and typically require either high quality phone line connections or special modems and hardware. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or uncompetitive.

      Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on-line service providers such as American Online ("AOL") and the Microsoft Network, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between 28.8 and 56.6 kbps. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet. Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased spending on selling, marketing and product development activities. These factors could have a material adverse effect on the Company's financial condition and operating results.

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

      CONTROL OF VOTING STOCK BY VULCAN

      In January, 1998, Vulcan acquired 4,650,000 shares of the Company's Common Stock bringing Vulcan's beneficial ownership to 49.5% of the Company's outstanding Common Stock. As a result, Vulcan is able to control most matters submitted to a vote of the stockholders, including the election of members of the Board (other than the independent directors) and significant corporate transactions. Accordingly, Vulcan is able to control or significantly influence actions taken by the Board or the Company and to limit the ability of the Company's current stockholders to affect or influence the direction of the Company and the composition of the Board.

      In addition, conflicts of interest may arise as a consequence of the control relationship between Vulcan and the Company, including (a) conflicts between Vulcan, as a stockholder with effective control of the Company and the other stockholders of the Company, whose interests may differ with respect to, among other things, the strategic direction of the Company or significant corporate transactions, (b) conflicts arising in respect of corporate opportunities that could be pursued by the Company, on the one hand, or by Vulcan and any of its other affiliated entities, on the other hand, or (c) conflicts arising in respect of any new contractual relationships between the Company, on the one hand, and Vulcan and any of its other affiliated entities, on the other hand.

      In addition, Vulcan's beneficial ownership of 49.5% of the outstanding Common Stock makes it more difficult for a third party to effect a change in management or to acquire control of the Company without the approval of Vulcan and, therefore, may delay, prevent or deter a proxy contest for control of the Company or other changes in management, or discourage bids for a merger, acquisition or tender offer, in which the Company's stockholders could receive a premium for their shares. The Common Stock Purchase Agreement, dated October 10, 1997, between the Company and Vulcan (the "Stock Purchase Agreement"), provides that transactions between Vulcan and the Company outside the ordinary course of business or having a dollar value of $25,000 or more may not be effected without the approval of the Independent Directors (as defined in the Stock Purchase Agreement). To the extent that conflicts arise as a result of Vulcan's control relationship that are not subject to such requirement, it is anticipated that the Board of Directors would be guided by its fiduciary obligations as directors under the Delaware General Corporate Law, included the directors' duty of loyalty.

      Although the Stock Purchase Agreement contains a number of provisions designed to protect stockholders in the event of, among other things, a proposal by Vulcan to acquire the Company or a proposal to sell the Company to a third party, the Stock Purchase Agreement does not require Vulcan to sell its controlling block of shares, even if an offer is made that might be attractive to the other stockholders. Moreover, there can be no assurance that any of the stockholder protection measures included in the Stock Purchase Agreement will be effective in any particular case.

      NO FUTURE FUNDING COMMITMENT

      The Company intends to continue development of its next-generation, high-speed network and modem and deployment and commercialization of Ricochet. In order to do so, the Company will need to raise additional funds through the sale of equity or debt securities in private or public financings or through strategic partnerships. The Stock Purchase Agreement contains no commitment on Vulcan's part to provide additional financing to the Company. Based on the Company's current business plan, the funds provided by Vulcan, together with cash and investments on hand, are adequate to meet the Company's planned needs only through the third quarter of 1998. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. In addition, it is possible that Vulcan's control position may deter or discourage investors who may otherwise have provided financing to the Company. Should the Company be unable to obtain additional financing, it may be required to scale back its development and commercialization activities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      UNCERTAINTY OF PROPRIETARY RIGHTS

      The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect its technology, inventions and improvements to its inventions that it considers important to its business. The Company relies on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has been issued 25 patents in the United States, which expire on dates between 2006 and 2016. Foreign patents corresponding to one domestic patent have been granted in four foreign countries, foreign patents corresponding to one other U.S. patent have been approved for grant in three foreign countries, and other foreign and domestic patents are pending. There can be no assurance that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns over 30 United States trademark registrations and approximately 20 foreign counterparts. There can be no assurance that any of the Company's current or future patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable, or that the rights granted thereunder will provide significant proprietary protection or commercial advantage to the Company. The Company is not aware of any infringement of its patents, trademarks or other proprietary rights by others.

      Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company does not believe that its patent position has as much significance as other competitive factors. However, these patents may not preclude competitors from developing equivalent or superior products and technology to those of the Company. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests

      The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information of the Company. It is the Company's policy to require its employees, certain contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with the Company. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that the Company's trade secrets will not otherwise become known or be independently discovered by the Company's competitors.

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

      DEPENDENCE ON KEY PERSONNEL

      The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of who might impede the achievement of the Company's business objectives. None of these individuals has an employment contract with the Company. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work is critical to the Company's success. If the Company's Ricochet business grows, the Company will also need to recruit a significant number of management, technical and other personnel for such business. Competition for employees in the Company's industry is intense. Although the Company believes that it will be successful in attracting and retaining skilled and experienced personnel, there can be no assurance that the Company will be able to continue to attract and retain such personnel on acceptable terms.

      Vulcan has previously indicated in filings with the Commission its interest in enhancing the Company's management team. The Company is dependent to a large extent on the services of its management personnel and any inability on the part of the Company to attract and retain new, highly qualified persons to fill key management positions could have a material adverse effect on the Company. It is possible that, due to the Acquisition, certain key technical, management and other personnel may elect to leave the employ of the Company, which could have a material adverse effect on the Company's business. In addition, if the Company is to realize the anticipated benefits of the Acquisition, any new personnel must be integrated into the Company efficiently. The integration of new personnel will result in some disruption to the Company's ongoing operations and any failure to complete such integration in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      DEPENDENCE ON SOUTHERN CALIFORNIA EDISON

      The Company has relied to date primarily on Southern California Edison ("SCE") as the principal source of its revenues. Revenues from SCE accounted for 79%, 84%, 72%, 51% and 12% of the Company's total revenues in 1993, 1994, 1995,
1996 and 1997, respectively. As of December 31, 1997, SCE was the only company to have made a commitment to purchase a large volume of the Company's products. The Company expects only a small amount of revenues from SCE in 1998 and thereafter.

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

ITEM 2 - PROPERTIES.

      The largest part of the Company's operations and its headquarters are located in approximately 78,500 square feet of leased office, manufacturing and warehouse space located in Los Gatos, California. The leases on this space expire on various dates from January 2004 to January 2007. The Company believes that it will be required to obtain additional office and manufacturing space in order to meet anticipated increases in the Company's business activity over the next year. The Company also leases approximately 10,000 square feet for its network operations facility in Houston, Texas under a lease that expires in the year 2000. The Company maintains small offices in Washington and Virginia.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCOM." The table below sets forth the high and low sales prices for the Company's Common Stock (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the Common Stock on the Nasdaq National Market on March 20, 1998 was $9.87.


                                                                           PRICE RANGE OF
                                                                            COMMON STOCK
                                                                    -----------------------------
                                                                        HIGH               LOW
                                                                    ----------         ----------

 Year Ending December 31, 1996:
     1st Quarter .......................................            $    14.375        $     9.25
     2nd Quarter .......................................                 19.75              10.75
     3rd Quarter .......................................                 18.625             11.375
     4th Quarter .......................................                 18.625             11.25

Year Ending December 31, 1997:
     1st Quarter .......................................            $    16.50         $     9.50
     2nd Quarter .......................................                 10.75               4.875
     3rd Quarter .......................................                 11.50               4.375
     4th Quarter .......................................                 18.375              9.87

      As of March 20, 1998, there were approximately 443 holders of record of the Company's Stock. Since inception, the Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business and, therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                  --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenues ...........    $   --       $     27     $    789     $  2,158     $  6,642
  Product revenues ...........       8,173       19,580        4,995        4,996        6,797
  Development contract
    revenues .................       1,884        1,957         --           --           --
                                  --------     --------     --------     --------     --------
    Total revenues ...........      10,057       21,564        5,784        7,154       13,439
                                  --------     --------     --------     --------     --------
Costs and expenses:
   Cost of  service revenues .        --          1,244        9,674       18,358       30,275
   Cost of product revenues ..       6,401       15,116        3,134        2,528        4,558
   Cost of development
     contract revenues .......       1,932        1,890         --           --           --
   Research and development ..       3,256        8,668        9,145        9,896       10,803
   Selling, general and
     administrative ..........       5,027        9,695       11,715       17,724       21,189
   Provision for Overall
     Wireless.................        --           --           --           --          3,611
                                  --------     --------     --------     --------     --------
    Total costs and expenses .     16,616       36,613       33,668       48,506       70,436
                                  --------     --------     --------     --------     --------
   Loss from operations .....      (6,559)     (15,049)     (27,884)     (41,352)     (56,997)
Interest expense ............         --           --           --         (1,310)      (4,151)
Interest income .............         410        3,300        4,363        3,317        1,820
                                  --------     --------     --------     --------     --------
    Net loss ................    $ (6,149)    $(11,749)    $(23,521)    $(39,345)    $(59,328)
                                  ========     ========     ========     ========     ========
Basic and diluted
  net loss per share ........    $  (0.74)    $  (0.96)    $  (1.79)    $  (2.93)    $  (4.35)
                                  ========     ========     ========     ========     ========
Weighted average shares
 outstanding .................       8,353       12,202       13,140       13,413       13,641
                                  ========     ========     ========     ========     ========

                                                        AS OF DECEMBER 31,
                                    --------------------------------------------------------
                                      1993        1994        1995        1996        1997
                                    --------    --------    --------    --------    --------
BALANCE SHEET DATA:
  Cash and investments .........    $ 25,020    $ 89,588    $ 64,415    $ 65,221    $ 14,474
  Working capital ..............      28,545      73,012      46,771      57,738       6,980
  Property and equipment .......       1,990      10,170      17,717      33,606      40,301
  Total assets .................      32,483     105,534      86,076     101,799      51,103
  Long-term debt ...............        --          --          --        45,000      45,000
  Stockholders' equity (deficit)      29,171     101,516      80,374      43,306     (13,817)

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. Prior to 1997, a significant portion of the Company's revenues had been derived primarily from sales of customer-owned networks and related products, known as UtiliNet, to Southern California Edison ("SCE") and other utility companies. The Company began commercial Ricochet service in September 1995, and Ricochet service is now available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas; parts of Los Angeles; and in a number of airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of February 28, 1998, there were approximately 20,000 Ricochet Network subscribers, and the Company estimates that its networks covered areas with an aggregate population of approximately
11.4 million people.

      The Company has incurred cumulative net losses through December 31, 1997 of approximately $149.3 million. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while it continues to develop and deploy its Ricochet networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner or at all.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section above entitled "Risk Factors."

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                             1995        1996        1997
                                             ----        ----        ----
REVENUES:
    Service revenues ..................        14%         30%         49%
    Product revenues ..................        86          70          51
                                              ---         ---         ---
        Total revenues ................       100%        100%        100%

COSTS AND EXPENSES:
    Cost of service revenues ..........       167         257         225
    Cost of product revenues ..........        54          35          34
    Research and development ..........       158         138          80
    Selling, general and administrative       203         248         158
    Provision for Overall Wireless ....        --          --          27
                                              ---         ---         ---
Total costs and expenses ..............       582         678         524
                                              ---         ---         ---



Loss from operations ..................      (482)       (578)       (424)
Interest expense ......................      --           (18)        (31)
Interest income........................        75          46          14
                                             ----        ----        ----
Net loss ..............................      (407)%      (550)%      (441)%
                                             ====        ====        ====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      Revenues. Revenues consist of service and product revenues. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

      Total revenues increased to $13.4 million in 1997 from $7.2 million in 1996 primarily due to increased Ricochet service revenues, which increased to $6.6 million in 1997 from $2.2 million in 1996. This increase was due to increases in Ricochet subscriber fees and modem rentals resulting from a larger subscriber base. Product revenues increased to $6.8 million in 1997 from $5.0 million in 1996. A significant portion of such revenue was derived from SCE, the Company's principal customer. Product revenues from SCE accounted for 17% and 51% of total product revenues in 1997 and 1996, respectively. Total revenues are expected to continue to increase as a result of increases in the subscriber base.

      Cost of Revenues. Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, certain excess capacity costs and manufacturing variances associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers. Cost of service revenues also includes the cost to design the Ricochet networks and obtain site agreements for the Company's network infrastructure. These costs are expended as incurred due to the uncertainties regarding the realizability of these costs. Cost of service revenues increased to $30.3 million in 1997 from $18.4 million in 1996. The increase is due to a higher Ricochet network operating expenses resulting from increases in the Ricochet service territory during 1997. Customer service expenses increased $1.1 million in 1997 from $1.8 million in 1996. Cost of modems rented to Ricochet subscribers increased $4.8 million in 1997 from $496,000 in 1996, as a result of the increase in the Ricochet subscriber base in 1997. These increases were partially offset by a reduced level of activity to obtain site agreements in 1997 as compared to 1996. Cost of service revenues are expected to increase significantly as a result of the continued deployment of Ricochet networks and are expected to be greater than Ricochet service revenues for the foreseeable future.

      Cost of product revenues increased to $4.6 million in 1997 from $2.5 million in 1996. The cost of product revenues as a percentage of product revenues increased to 67% in 1997 from 51% in 1996. The increase was primarily due to a higher percentage of product revenues in 1997 that were derived from the sale of Ricochet modems that were sold for less than the cost to manufacture them.

      Research and Development. Research and development expenses increased to $10.8 million in 1997 from $9.9 million in 1996. The increase was due to development of an ISDN speed network and subscriber device and enhancements to the technology employed by the Company's Ricochet networks. The Company expects research and development expenses to increase significantly in absolute dollars in future periods.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $21.2 million in 1997 from $17.7 million in 1996 primarily due to increased selling expense as a result of personnel increases and additional efforts to increase the number of Ricochet subscribers. General and administrative expenses also increased primarily as a result of personnel increases and professional fees associated with addressing regulatory matters, developing strategic relationships and pursuing financing arrangements. These costs are expected to continue to increase as a result of efforts to obtain Ricochet subscribers.

      Provision for Overall Wireless. In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a company that holds a nationwide, wireless communications license in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which approximately $1.8 million had been loaned as of December 31, 1997. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The option was subsequently extended to December 31, 2000 for no additional cash consideration. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realization. The $3.6 million charge included $616,000 of warrants (valued at fair market value) to purchase common stock that had been granted to a financial advisor for investment banking services in connection with the acquisition of the option to acquire Overall Wireless. In January 1998, Overall Wireless terminated the option and the Company paid a termination fee of $1.8 million through cancellation of the indebtedness of Overall Wireless.

      Interest Income and Expense. Interest expense increased to $4.2 million in 1997 from $1.3 million in 1996 as a result of a full year of interest expense in 1997 from the issuance of $45 million in principal amount of 8% Convertible Subordinated Notes due 2003 in August 1996. Interest income decreased to $1.8 million in 1997 from $3.3 million in 1996 primarily due to a lower level of cash, cash equivalents and investments in 1997 as compared to 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      Revenues. Total revenues increased to $7.2 million in 1996 from $5.8 million in 1995 primarily due to increased service revenues, which increased to $2.2 million in 1996 from $789,000 in 1995. This increase was due to increases in Ricochet subscriber fees and modem rentals. Product revenues, derived primarily from the sale of Utilinet products, were $5.0 million in 1996 and 1995. A significant portion of such revenue, 51% and 72% of total product revenues in 1996 and 1995, respectively, was derived from SCE, the Company's principal customer.

      Cost of Revenues. Cost of service revenues increased to $18.4 million in 1996 from $9.7 in 1995. The increase is due to a higher level of Ricochet network deployment in the San Francisco Bay Area and the Seattle and Washington, D.C. metropolitan areas and activities to obtain necessary site agreements in 1996 as compared to 1995.

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

      Selling, General and Administrative. Selling, general and administrative expenses increased to $17.7 million in 1996 from $11.7 million in 1995 primarily due to increased selling expense as a result of personnel increases and additional efforts to increase the number of Ricochet subscribers. General and administrative expenses also increased primarily as a result of personnel increases.

      Interest Income and Expense. Interest expense increased to $1.3 million in 1996 as a result of the issuance of $45 million in principal amount 8% Convertible Subordinated Notes due 2003 in August 1996. Interest income decreased to $3.3 million in 1996 from $4.4 million in 1995 primarily due to a lower level of cash and cash equivalents in 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed operations primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) private placement of Common Stock with net proceeds to the company of $53.7 million in 1998.

      Since the inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. The Company's operations have required substantial capital investments for the purchase of Ricochet Network equipment, Ricochet modems and computer and office equipment. Capital expenditures were $8.4 million, $15.9 and $10.6 million in 1995, 1996 and 1997, respectively. The Company expects to make significant capital expenditures in connection with the development, deployment, upgrade and commercializaton of its Ricochet networks. The Company also expects that to the extent the Ricochet subscriber base grows, significant capital expenditures will be required to procure Ricochet modems. The amount and timing of expenditures, however, may very significantly depending on numerous factors including market acceptance; availability and financial terms of site agreements for the Company's network infrastructure; technological feasibility; availability of Ricochet radios and modems; and availability of sufficient financial, management, marketing and technical resources. The Company anticipates that its existing cash and investments, interest income from investments, investments from Vulcan Ventures and contributions received from its existing joint venture partner will be adequate to satisfy its capital expenditure, operating loss and working capital requirements at least through 1997. The Company believes that additional capital will be required in the future to fund further deployment and operating activities of Ricochet. There can be no assurance that such funds would be available on commercially reasonable terms or at all.

      As of December 31, 1997, the Company had cash and cash equivalents and short and long term investments of $14.5 million and working capital of $7.0 million. The Company's accounts receivable increased to $2.3 million as of December 31, 1997 from $1.1 million as of December 31, 1996 due to increased revenues in the fourth quarter of 1997 as compared to the fourth quarter of 1996. Inventories remained constant for December 31, 1997 as compared to December 31, 1996. The Company believes that both accounts receivable and inventories will increase in the future in order to support the deployment and commercialization of Ricochet.

      In 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electronic Power Company, formed Metricom DC, L.L.C ("Metricom DC") to own and operate a wireless data communications network in the metropolitan Washington D.C. area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by the Company's Ricochet networks in exchange for an 80% ownership interest in Metricom DC. PepData will contribute up to $7.0 million in exchange for a 20% ownership interest in Metricom DC. Metricom DC will distribute available cash first to PepData, until PepData has received cumulative distributions equal to its capital contributions, and second to PepData and Metricom Investments in proportion to their respective ownership interests. As of December 31, 1997, PepData had contributed $5.2 million to the joint venture.

      The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's internal-use software applications Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issues through planned replacement or upgrades of its third party software applications including updating its financial management system to Oracle 10.7. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

      NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in non-condensed general-purpose financial statements. SFAS No. 130 requires classification of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes the pronouncement will not have a material effect on its financial statements.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes the pronouncement will not have a material effect on its financial statements.

                                 METRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                     DECEMBER 31,
                                                              -------------------------
                                                                 1996            1997
                                                              ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents ..........................      $  15,246       $   9,784
    Short-term investments .............................         46,825           4,390
    Accounts receivable, net ...........................          1,126           2,278
    Inventories ........................................          3,115           3,011
    Prepaid expenses and other .........................          1,744           1,124
                                                              ---------       ---------
        Total current assets ...........................         68,056          20,587

Property and equipment, net ............................         26,776          25,875
Long-term investments ..................................          3,150             300
Other assets, net ......................................          3,817           4,341
                                                              ---------       ---------
        Total assets ...................................      $ 101,799       $  51,103
                                                              =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................      $   5,517       $   3,143
    Accrued liabilities ................................          4,801           5,464
    Notes payable ......................................            ---           5,000
                                                              ---------       ---------
Total current liabilities ..............................         10,318          13,607
                                                              ---------       ---------
Long-term debt .........................................         45,000          45,000
                                                              ---------       ---------
Other liabilities ......................................            768           1,129
                                                              ---------       ---------
Minority interest ......................................          2,407           5,184
                                                              ---------       ---------
Commitments (Note 5)

Stockholders' equity (deficit):
Preferred Stock, $.001 par value per share: authorized -
 2,000,000 shares; issued and outstanding - none                    ---             ---
Common Stock, $.001 par value per share: authorized -
 50,000,000 shares; issued and outstanding -
 13,555,445 shares in 1996 and 13,819,276
 shares in 1997 .................................                    14              14
Additional paid-in capital .............................        133,298         135,466
Unrealized holding gain (loss) on investments ..........            (36)              1
Accumulated deficit ....................................        (89,970)       (149,298)
                                                              ---------       ---------
        Total stockholders' equity (deficit) ...........         43,306         (13,817)
                                                              ---------       ---------
        Total liabilities and stockholders' equity
          (deficit) ....................................      $ 101,799       $  51,103
                                                              =========       =========

The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                              1995           1996           1997
                                            --------       --------       --------
REVENUES:
  Service revenues ...................      $    789       $  2,158       $  6,642
  Product revenues ...................         4,995          4,996          6,797
                                            --------       --------       --------
     Total revenues ..................         5,784          7,154         13,439
                                            --------       --------       --------
COSTS AND EXPENSES:
  Cost of service revenues ...........         9,674         18,358         30,275
  Cost of product revenues ...........         3,134          2,528          4,558
  Research and development ...........         9,145          9,896         10,803
  Selling, general and administrative         11,715         17,724         21,189
  Provision for Overall Wireless .....          --             --            3,611
                                            --------       --------       --------
     Total costs and expenses ........        33,668         48,506         70,436
                                            --------       --------       --------
  Loss from operations ...............       (27,884)       (41,352)       (56,997)
  Interest expense ...................          --           (1,310)        (4,151)
  Interest income ....................         4,363          3,317          1,820
                                            --------       --------       --------
  Net loss ...........................      $(23,521)      $(39,345)      $(59,328)
                                            ========       ========       ========
  Basic and diluted net loss per share      $  (1.79)      $  (2.93)      $  (4.35)
                                            ========       ========       ========
  Weighted average shares outstanding         13,140         13,413         13,641
                                            ========       ========       ========


The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                                     UNREALIZED
                                                                                      HOLDING
                                             COMMON STOCK             ADDITIONAL     GAIN/(LOSS)
                                      --------------------------       PAID-IN           ON           ACCUMULATED
                                        SHARES          AMOUNT          CAPITAL      INVESTMENTS        DEFICIT           TOTAL
                                      ----------      ----------      ----------     -----------      -----------       ----------
BALANCE, DECEMBER 31, 1994 .........  12,978,677      $       13      $  129,280      $     (673)      $  (27,104)      $  101,516

Exercise of common stock warrants...      72,896            --                64            --               --                 64
Exercise of common stock options ...     198,566            --               894            --               --                894
Common stock issued to employees ...      40,886            --               593            --               --                593
Unrealized holding gain on
 investments .......................        --              --              --               828             --                828
Net loss ...........................        --              --              --              --            (23,521)         (23,521)
                                      ----------      ----------      ----------      ----------       ----------       ----------
BALANCE, DECEMBER 31, 1995 .........  13,291,025              13         130,831             155          (50,625)          80,374

Exercise of common stock options ...      81,573            --               497            --               --                497
Common stock issued to employees ...     110,465               1           1,354            --               --              1,355
Exercise of common stock warrants ..      72,382            --              --              --               --               --
Warrant issued in exchange for
 services rendered .................        --              --               616            --               --                616
Unrealized holding loss
 on investments ....................        --              --              --              (191)            --               (191)
Net loss ...........................        --              --              --              --            (39,345)         (39,345)
                                      ----------      ----------      ----------      ----------       ----------       ----------
BALANCE, DECEMBER 31, 1996 .........  13,555,445              14         133,298             (36)         (89,970)          43,306

Exercise of common stock options ...      98,386            --               674            --               --                674
Common stock issued to employees ...     165,445            --             1,494            --               --              1,494
Unrealized holding gain on
 investments .......................        --              --              --                37             --                 37
Net loss ...........................        --              --              --              --            (59,328)         (59,328)
                                      ----------      ----------      ----------      ----------       ----------       ----------
BALANCE, DECEMBER 31, 1997 .........  13,819,276      $       14      $  135,466      $        1       $ (149,298)      $  (13,817)
                                      ==========      ==========      ==========      ==========       ==========       ==========


The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1995           1996           1997
                                                          --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................      $(23,521)      $(39,345)      $(59,328)
Adjustments to reconcile net loss to net cash
    used in operating activities -
Depreciation and amortization ......................         1,902          4,135          8,366
Provision for Overall Wireless .....................          --             --            3,611
Provision for obsolete inventory ...................           523           --            3,622
(Increase) decrease in accounts receivable,
    prepaid expenses and other current assets ......         1,333           (765)           (93)
(Increase) decrease in inventories .................        (1,121)         1,352           (567)
Increase (decrease) in accounts payable,
  accrued liabilities and other liabilities ........         1,584          5,484         (1,350)
                                                          --------       --------       --------
 Net cash used in operating activities .............       (19,300)       (29,139)       (45,739)
                                                          --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .................        (8,421)       (15,910)       (10,584)
Other ..............................................            69         (1,463)        (3,580)
Purchase of investments ............................       (59,976)       (58,675)       (18,941)
Proceeds from the sale of investments ..............        55,718         67,723         64,263
                                                          --------       --------       --------
 Net cash provided by (used in) investing activities       (12,610)        (8,325)        31,158
                                                          --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .............         1,551          1,852          2,168
Proceeds from issuance of debt .....................          --           45,000          5,000
Financing costs ....................................          --           (1,650)          (826)
Contribution from minority interest ................           100          2,307          2,777
                                                          --------       --------       --------
 Net cash provided by financing activities .........         1,651         47,509          9,119
                                                          --------       --------       --------
Net increase (decrease) in cash and cash equivalents       (30,259)        10,045         (5,462)

Cash and cash equivalents, beginning of year .......        35,460          5,201         15,246
                                                          --------       --------       --------
Cash and cash equivalents, end of year .............      $  5,201       $ 15,246       $  9,784
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

      The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been restated from the previously reported balance to conform to the 1997 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS. All highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents. Cash paid during fiscal 1995 and 1996 for interest and income taxes was not significant. In fiscal 1997, the Company paid $3.6 million for interest. Cash paid for income taxes was not significant.

      NON CASH TRANSACTIONS. In July 1997, the Company transferred certain property and equipment to a third party in exchange for research and development services. The assets and the services were valued at $439,000, which was the net book value of the assets as of the date of the transaction.

      INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                DECEMBER 31,
                                            ------------------
                                             1996        1997
                                            ------      ------

Raw materials and component parts ........  $  656      $1,660
Work-in-process ..........................   1,606          28
Finished goods and consigned inventory ...     853       1,323
                                             -----       -----
TOTAL                                       $3,115      $3,011
                                             =====       =====

      PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. As of December 31, 1996 and 1997, network equipment included approximately $3.8 million and $3.6 million, respectively, of raw materials, work-in-process and finished goods related to network equipment that is manufactured by the Company for its Ricochet networks. Depreciation of this equipment will commence when it is placed in service. Property and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
Machinery and equipment ..........................   $  7,958       $  9,150
Network equipment ................................     19,118         24,603
Ricochet modems ..................................      4,158          3,317
Furniture and fixtures ...........................      1,290          2,071
Leasehold improvements ...........................      1,082          1,160
                                                     --------       --------
                                                       33,606         40,301
Less--Accumulated depreciation and amortization ..     (6,830)       (14,426)
                                                     --------       --------
TOTAL                                                $ 26,776       $ 25,875
                                                     ========       ========


      ACCRUED LIABILITIES. Accrued liabilities consisted of the following (in thousands):

                                      DECEMBER 31,
                                  ------------------
                                   1996        1997
                                  ------      ------
Interest .......................  $1,220      $1,050
Employee stock purchase plan ...     299         282
Deferred Revenue ...............   1,021       1,843
Payroll and related ............   1,148         981
Royalties ......................     244         332
State and local taxes ..........     338         453
Warranty .......................     256         256
Other ..........................     275         267
                                  ------      ------
TOTAL                             $4,801      $5,464
                                  ======      ======


      DEBT ISSUANCE COSTS. Debt issuance costs of $1.6 million and $1.3 million at December 31, 1996 and 1997, respectively are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs are amortized over the life of the respective debt instrument, and amortization expense is reflected as a component of interest expense, as an adjustment to the yield on the respective debt instruments.

      LICENSED SPECTRUM. In fiscal 1997, the Company paid $1.45 million for licensed spectrum in the Wireless Communication Services auction. This spectrum will be used to increase network capacity and speed. This amount is included in other assets in the accompanying consolidated balance sheet and will be amortized over its life commencing with commercial use.

      REVENUE RECOGNITION. Product revenues are recognized upon shipment. Service revenues consist of subscriber fees and equipment rentals from Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Cash received from customers in advance of providing services is deferred and is included in accrued liabilities in the accompanying consolidated balance sheets.

      RESEARCH AND DEVELOPMENT EXPENDITURES. Research and development expenditures are charged to operations as incurred.

      NET LOSS PER SHARE. In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic and diluted net loss per share data has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from options and warrants to purchase common stock and from conversion of the Convertible Subordinated Notes have been excluded from the calculation as their effect would be anti-dilutive.

      NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in non-condensed general-purpose financial statements. SFAS No. 130 requires classification of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes the pronouncement will not have a material effect on its financial statements.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes the pronouncement will not have a material effect on its financial statements.

2.    SHORT-TERM AND LONG-TERM INVESTMENTS.

      The Company's investments in debt and equity securities are considered available-for-sale and are recorded at their fair value as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 1996 and 1997, the difference between aggregate fair value and cost basis was an unrealized holding loss of $36 and a holding gain of $1, respectively. The value of the Company's investments by major security type is as follows (in thousands):

                                              DECEMBER 31,
                                         --------------------
                                           1996         1997
                                         -------      -------
SECURITY TYPE
United States Treasury and Agencies ..   $23,309      $   717
Corporate debt securities ............    36,629        3,922
Certificates of  Deposit .............      --          1,300
                                         -------      -------
TOTAL ................................   $59,938      $ 5,939
                                         =======      =======

      As of December 31, 1997, investments in obligations of the United States Treasury and Agencies and corporate debt securities had remaining contractual maturities of 6-12 months. Approximately $10 million and $1.3 million of the total investments as of December 31, 1996 and 1997, respectively, are included in cash and cash equivalents.

3.    INVESTMENT IN METRICOM DC, L.L.C.

      On June 8, 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. ("Metricom DC") to own and operate a Ricochet network in the Washington, D.C. metropolitan area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by the Company's Ricochet networks in exchange for an 80% ownership interest in Metricom DC. PepData will contribute up to $7.0 million in exchange for a 20% ownership interest in Metricom DC. Metricom DC will distribute available cash first to PepData, until PepData has received cumulative distributions equal to its capital contributions, and second to PepData and Metricom Investments in proportion to their respective ownership interests. As of December 31, 1997, PepData had contributed $5.2 million to the joint venture, which is reflected as a minority interest in the accompanying consolidated financial statements.

4.    SIGNIFICANT CUSTOMER.

      In October 1992, the Company entered into a development and supply agreement with Southern California Edison ("SCE") that superseded a prior agreement in force since 1986. Under the terms of the new agreement, which expired in December 1994, SCE provided the Company with funding for certain development activities. Although SCE will be entitled to utilize the technology for its own internal purposes, the Company retains title to the technology. For the years ended December 31, 1995, 1996 and 1997, combined product and service revenues from SCE accounted for 72%, 51% and 12%, respectively, of total revenues. No other customers accounted for more than 10% of revenues.

5.    COMMITMENTS.

      The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 1995, 1996 and 1997, was approximately $1.1 million, $1.4 million and $1.8 million, respectively. The lease agreement for the Company's primary facility provides for escalating rent payments over a 12-year term ending February 2004, however rent expense is recognized ratably over the lease term. As of December 31, 1996 and 1997, the Company had accrued approximately $469,000 and $428,000, respectively, of deferred rental payments under this agreement, which are included in other liabilities in the accompanying consolidated balance sheets. Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):

YEARS ENDING DECEMBER 31,

1998 ..................  $1,388
1999 ..................   1,215
2000 ..................   1,106
2001 ..................     909
2002 ..................   1,016
Thereafter ............   1,131
                         ------
TOTAL .................  $6,765
                         ======

      The Company has also entered into various agreements with electric utilities, municipalities and building owners for the use of utility poles and building rooftops on which network equipment is installed. Payment under these agreements is generally contingent upon the number of network radios installed during the year. Rent expense under these agreements for the year ended December 31, 1996 and 1997, was approximately $430,000 and $1.1 million, respectively.

      On December 30, 1997 the Company, drew $5 million on a $10 million credit facility provided by Vulcan Ventures, a current shareholder of the Company. The $5 million was repaid on January 30, 1998 from the net proceeds of the sale of Common Stock to Vulcan Ventures (see Note 11).

6.    LONG-TERM DEBT.

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

                         YEAR                               PERCENTAGE
                         ----                               ----------
                         1999                               104.0
                         2000                               102.7
                         2001                               101.3
                         2002                               100.0

      In the event of a change of control, as defined in the indenture, each holder of the Notes will have the right to require the Company to purchase all or any part of such holder's Notes at 101% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any.

7.    COMMON STOCK.

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

      STOCK OPTIONS. In March 1988, the Company adopted the 1988 Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 4,119,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years. In January 1996, the Board of Directors approved the replacement of each outstanding option with a per share exercise price of $14.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $13.125 per share and certain extended vesting terms. A total of 982,263 options with exercise prices ranging from $15.00-$28.75 per share were replaced. In August 1997, the Board of Directors approved the replacement of each outstanding option held by non-officer employees with a per share exercise price of $7.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $4.53 per share and certain delayed exercise provisions. A total of 1,423,650 options with exercise prices ranging from $7.81-$19.63 per share were replaced. In September 1997, the Board of Directors approved the replacement of each outstanding option held by executive officers with a per share exercise price of $11.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. A total of 568,000 options with exercise prices ranging from $11.88-$13.50 per share were replaced.

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

      In May 1997, the Company adopted the 1997 Equity Incentive Plan. Under the plan, the Company is authorized to grant up to 675,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees, directors and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options and other Stock Awards may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant.

      In May 1997, the Company adopted the 1997 Non-Officers Equity Incentive Plan. Under the plan, the Company is authorized to grant up to 675,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options and other Stock Awards may be granted to employees and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant.

      During 1995, 1996 and 1997, the Company issued members of the Board of Directors and Advisory Board options to purchase 50,000, 53,000 and 42,000 shares, respectively, of common stock at fair market value of the stock at the date of grant. These options vest 25% after the first year and ratably over the following three years and will expire no later than ten years from the date of grant.

      Stock option activity under the 1988 Stock Option Plan, the 1993 Non-Employee Directors' Stock Option Plan, the 1997 Equity Incentive Plan, the 1997 Non-Officers Equity Incentive Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1995, 1996 and 1997 was as follows:


                                          SHARES                               WEIGHTED
                                         AVAILABLE                             AVERAGE
                                        FOR FUTURE           OPTIONS           EXERCISE
                                           GRANT           OUTSTANDING           PRICE
                                        ----------         ----------         ----------
Balance, December 31, 1994 .....           176,265          2,394,652         $    13.33
        Authorized .............           950,000               --                 --
        Grants .................          (705,250)           705,250         $    16.48
        Exercises ..............              --             (198,566)        $     4.53
        Cancellations ..........           253,517           (253,517)        $    18.12
                                        ----------         ----------         ----------
Balance, December 31, 1995 .....           674,532          2,647,819         $    14.36
        Authorized .............           475,000               --                 --
        Grants .................        (1,050,500)         1,050,500         $    13.87
        Exercises ..............              --              (85,092)        $     6.08
        Cancellations ..........           245,358           (245,358)        $    18.01
                                        ----------         ----------         ----------
Balance, December 31, 1996 .....           344,390          3,367,869         $    12.45
        Authorized .............         1,350,000               --                 --
        Grants .................        (3,213,650)         3,213,650         $     6.01
        Exercises ..............              --              (98,386)        $     6.85
        Cancellations ..........         2,509,455         (2,509,455)        $    13.11
                                        ----------         ----------         ----------
Balance, December 31, 1997 .....           990,195          3,973,678         $     6.99
                                        ==========         ==========         ==========

      The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 1997:

                                        OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                      -----------------------   -----------------------
   RANGE OF           SHARES           WEIGHTED      WEIGHTED     SHARES       WEIGHTED
   EXERCISE        OUTSTANDING         AVERAGE        AVERAGE   EXERCISABLE    AVERAGE
    PRICES                            REMAINING      EXERCISE                  EXERCISE
                                        LIFE           PRICE                    PRICE

$ 1.00 - $ 4.00       188,584           3.23          $ 3.12      188,584       $ 3.12
$ 4.01 - $ 4.70     1,363,439           7.52          $ 4.53      684,630       $ 4.53
$ 4.71 - $ 6.19       389,500           4.83          $ 5.71      375,000        $5.73
$ 6.20 - $ 6.36       846,250           9.33          $ 6.31            0           $0
$ 6.37 - $23.37     1,185,905           7.59          $11.33      693,176       $11.90
                    ---------           ----          ------    ---------       ------
                    3,973,678           7.46          $ 6.99    1,941,390       $ 7.26
                    =========           ====          ======    =========       ======

     STOCK PURCHASE PLAN. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 350,000 shares of common stock has been reserved for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined. In 1995, 1996 and 1997, the Company issued 35,886, 49,994 and 103,056 shares, respectively, under this plan. In January, 1998 the Company issued 37,177 shares under this plan, at a weighted fair value of $8.91 per share.

      STOCK-BASED COMPENSATION. In January 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. As permitted under SFAS 123, the Company continues to apply the provisions of Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the stock options and employee purchase rights under the Purchase Plan at the grant date as prescribed by SFAS 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                              1995              1996              1997
                                                           ----------        ----------        ----------
Net loss - As reported                                     $   23,521        $   39,345        $   59,328
Net loss - Pro forma                                       $   24,822        $   44,178        $   65,436
Basic and diluted net loss per share - As reported         $     1.79        $     2.93        $     4.35
Basic and diluted net loss per share - Pro forma           $     1.89        $     3.29        $     4.80

      The weighted average fair value of stock options granted during 1995, 1996 and 1997 was $6.34, $4.51 and $2.02 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:


                                                        1995            1996            1997
                                                        ----            ----            ----
Risk free interest rate                                 6.0%            6.0%            5.5%
Dividend yield                                          0.0%            0.0%            0.0%
Volatility factor of expected market price
  of the Company's stock                                0.48            0.48            0.50
Weighted average expected option life from
  vest date (in years)                                  0.68            0.68            1.11

      The weighted average fair value of employee stock purchase rights granted during 1995, 1996 and 1997 was $1.69, $1.44 and $1.04 per share, respectively. The fair value for these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                    1995            1996            1997
                                                  -------         -------         -------

Risk free interest rate                              5.0%            5.0%            5.2%
Dividend yield                                       0.0%            0.0%            0.0%
Volatility factor of expected market price
  of the Company's stock                             0.48            0.48            0.50
Weighted average expected life                       0.50            0.50            0.50

      COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of December 31, 1997 the Company had reserved the following shares of common stock for future issuance:


Exercise of stock options ..................................    4,963,873
Conversion of 8% Convertible Subordinated Notes due 2003 ...    3,092,783
Exercise of common stock warrants ..........................      200,000
Employee stock purchase plan ...............................       89,989
                                                                ---------
   TOTAL ...................................................    8,346,645
                                                                =========

8.    401(k) PLAN.

      In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions at the rate of 50% for the first $2,000 contributed. Contributions by the Company to date have not been material.

9.    INCOME TAXES.

      Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                   DECEMBER 31,
                                            -------------------------
                                              1996             1997
                                            --------         --------

Reserves and other                          $  2,902         $  5,485
Capitalized research and development           1,495            1,821
                                            --------         --------
  TOTAL                                        4,397            7,306
NOL and other credit carryforwards            31,993           51,916
Valuation allowance                          (36,390)         (59,222)
                                            --------         --------
  TOTAL                                     $   --           $   --
                                            ========         ========

      As of December 31, 1996 and 1997, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 1997, the valuation allowance increased by approximately $22.8 million due to increases in temporary differences and additional losses incurred during the year. Approximately $2.6 million of the valuation allowance will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

      As of December 31, 1997, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $136.0 million and $55.9 million, respectively, and research and development tax credit carryforwards of approximately $2.3 million. To the extent not used, these carryforwards expire at various times through 2012. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

10.   EARNINGS PER SHARE.

      The Company adopted SFAS No. 128 as of December 31, 1997. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows:

                                                                                    PER SHARE
                                                    INCOME              SHARES        AMOUNT
                                                    ------              ------      ---------
FOR THE YEAR 1995
BASIC LOSS PER SHARE
Income available to common stockholders           $(23,521)             13,140        $(1.79)

DILUTED LOSS PER SHARE
Income available to common stockholders           $(23,521)             13,140        $(1.79)

FOR THE YEAR 1996
BASIC LOSS PER SHARE
Income available to common stockholders           $(39,345)             13,413        $(2.93)

DILUTED LOSS PER SHARE
Income available to common stockholders           $(39,345)             13,413        $(2.93)

FOR THE YEAR 1997
BASIC LOSS PER SHARE
Income available to common stockholders           $(59,328)             13,641        $(4.35)

DILUTED LOSS PER SHARE
Income available to common stockholders           $(59,328)             13,641        $(4.35)


      Basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 were computed using the weighted average number of common shares outstanding. Potential common shares from outstanding options and warrants to purchase common stock and from conversion of the Convertible Subordinated Notes were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. As discussed in Note 10, in January 1998, the Company issued an additional 4,650,000 shares of Common Stock to Vulcan Ventures, Inc.

11.   SUBSEQUENT EVENTS

      On January 30, 1998, the shareholders of the Company approved the sale of 4,650,000 shares of Common Stock to Vulcan Ventures Incorporated ("Vulcan") at a per share price of $12.00. Upon closing of the transaction, Vulcan's ownership interest in the Company was increased to 49.5% of the outstanding shares of Common Stock. The net proceeds from the transaction were $53.7 million.

      In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a company that holds a nationwide, wireless communications license in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which approximately $1.8 million had been loaned as of December 31, 1997. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The option was subsequently extended to December 31, 2000 for no additional cash consideration. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realization. The $3.6 million charge included $616,000 of warrants (valued at fair market value) to purchase stock that had been granted to a financial advisor for investment banking services in connection with the acquisition of the option to acquire Overall Wireless. In January 1998, Overall Wireless canceled the option and the Company paid a termination fee of $1.8 million through cancellation of the indebtedness of Overall Wireless.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF METRICOM, INC.:

      We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

San Jose, California
February 9, 1998

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

          None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

      The names, ages and positions held by the executive officers of the Company are as follows:

               NAME                                    AGE                               POSITION

Robert P. Dilworth .............................        56        President, Chief Executive Officer, Chairman of the Board

William D. Swain ...............................        57        Vice President of Administration and Secretary

Gary M. Green ..................................        57        Executive Vice President and Chief Operating Officer

Vanessa A. Wittman .............................        30        Vice President of Finance

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

      WILLIAM D. SWAIN has served as the Company's Vice President of Administration since May 1997, and its Secretary since April, 1992. Mr. Swain served as the Company's Chief Financial Officer from February 1988 to May, 1997. Mr. Swain joined the Company as Director of Finance in January 1988. Prior to joining the Company, Mr. Swain was Chief Financial Officer of Morrow Designs, Incorporated, a computer manufacturer; Controller of the mini-computer division of Unisys Corporation; and Controller of Varian Data Machines, the computer division of Varian Associates, Inc.

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

      VANESSA A. WITTMAN has served as the Company's Vice President of Finance since May, 1997. Prior to joining the Company, she was a Principal at Sterling Payot Company, a strategic advisory company from April 1996 to May 1997. Prior to joining Sterling Payot, she was an associate in the Media Corporate Finance and Mergers and Acquisitions Groups of Morgan Stanley & Co., Inc. from June 1993 to April 1996.

      Additional information regarding directors and executive officers will be filed with the Company's Proxy Statement relating to the annual meeting of stockholders to be held on June 22, 1998.

ITEM 11 - EXECUTIVE COMPENSATION.

      Information regarding Executive Compensation is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 22, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 22, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding Certain Relationships and Related Transactions is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 22, 1998.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

      (a)   FINANCIAL STATEMENTS.

      The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants.

      (b)   REPORTS ON FORM 8-K.

      A report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1997.

      (c)   EXHIBITS.

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

3.1           Restated Certificate of Incorporation of the Company.
3.2           Bylaws of the Company, as amended.
4.1           Reference is made to Exhibits 3.1 and 3.2.
4.2(1)        Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.
4.3(1)        Specimen stock certificate.
4.4(5)        Fifth Amendment to Registration Rights Agreement.
4.5(5)        Sixth Amendment to Registration Rights Agreement.
4.6(10)       Form of 8% Convertible Subordinated Note due 2003.
4.7(10)       Indenture, dated as of August 15, 1996, between the
              Company and U.S. Trust Company of California, N.A.
10.1(1)       Form of Indemnity Agreement entered into between the
              Company and its directors and officers, with related schedule.
10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended November 1,
              1993.
10.3(1)(2)    Form of Incentive Stock Option Agreement under the
              Option Plan.
10.4(1)(2)    Form of Supplemental Stock Option Agreement under the
              Option Plan.
10.5(1)(2)    Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)       Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

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
10.26(7)      Management Agreement of Metricom DC, L.L.C.

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

10.27(8)      Option Agreement and Agreement and Plan of
              Reorganization, dated as of February 7, 1996, among the Company,
              Overall Wireless and the sole stockholder of Overall Wireless.
10.28(8)      Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall
              Wireless.
10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers Investor
              Services, Inc.
10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
              Company, Furman Selz LLC and Feshbach Brothers Investor Services,
              Inc.
10.31(11)     Letter Agreement, dated as of January 23, 1997, between
              the Company and Sterling Payot Company
10.32(12)     Stock Purchase Agreement, dated as of October 10, 1997, between
              Metricom, Inc., a Delaware corporation and Vulcan Ventures
              Incorporated, a Washington corporation.
23.1          Consent of Independent Public Accountants.
24.1(5)       Power of Attorney.
27.1          Financial Data Schedule.

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

(12) Incorporated by reference from the Company's Form 8-K dated as of October 13, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1998.

                                       METRICOM, INC.



                                       By: _____________________________________
                                           Vanessa Wittman
                                           Vice President Finance
                                           (duly authorized representative)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

3.1           Restated Certificate of Incorporation of the Company.
3.2           Bylaws of the Company, as amended.
4.1           Reference is made to Exhibits 3.1 and 3.2.
4.2(1)        Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.
4.3(1)        Specimen stock certificate.
4.4(5)        Fifth Amendment to Registration Rights Agreement.
4.5(5)        Sixth Amendment to Registration Rights Agreement.
4.6(10)       Form of 8% Convertible Subordinate Note due 2003.
4.7(10)       Indenture, dated as of August 15, 1996, between the
              Company and U.S. Trust Company of California, N.A.
10.1(1)       Form of Indemnity Agreement entered into between the
              Company and its directors and officers, with related schedule.
10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended November 1,
              1993.
10.3(1)(2)    Form of Incentive Stock Option Agreement under the
              Option Plan.
10.4(1)(2)    Form of Supplemental Stock Option Agreement under the
              Option Plan.
10.5(1)(2)    Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)       Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.
10.7(1)       Form of Market Stand-Off Agreement between the Company and various holders of Common Stock.
10.8(1)(2)    1991 Employee Stock Purchase Plan.
10.9(1)       Form of Co-Sale Agreement between the Company and
              various holders of Common Stock, with related schedule.
10.10(1)      Form of Stock Repurchase Agreement between the Company and various holders of Common Stock, with related schedule.
10.11(1)      Form of Series C Preferred Stock Purchase Warrant between the
              Company and various investors, with related schedule.
10.12(1)      Manufacturing, Supply and Marketing Agreement between
              the Company, Mitsui & Co., Ltd., Mitsui Comtek Corp.
              and Oi Electric Co., Ltd. dated as of March 12, 1991.
10.13(1)      Standard Industrial Lease between the Company and Pen Nom I
              Corporation dated as of October 17, 1991.
10.14(3)      Agreement between the Company and Southern California Edison dated
              October 1, 1992.
10.15(2)(5)   1993 Non-Employee Directors' Stock Option Plan, as
              amended

  EXHIBIT
  NUMBER                                  EXHIBIT
  -------                                 -------
              November 1, 1993 (the "Directors' Plan").
10.16(2)(3)   Form of Supplemental Stock Option under the Directors'
              Plan.
10.17(4)      Purchase Agreement, dated October 3, 1993, between the Company and
              Vulcan Ventures Incorporated.
10.18(4)      Warrant to Purchase 408,333 shares of Common Stock, dated October
              28, 1993.
10.19(4)      Purchase Agreement, dated October 8, 1993, between the
              Company and Donald H. Rumsfeld.
10.20(5)      Common Stock Purchase Warrant for 350,000 shares dated March 25,
              1993 granted to Sterling Payot Company.
10.21(5)      Common Stock Purchase Warrant for 100,000 shares dated February
              19, 1993 granted to Sterling Payot Company.
10.22(5)      Letter Agreements between the Company and Sterling Payot Company dated February 19, 1993 and September 15, 1993.
10.23(6)      Purchase Agreement, dated February 18, 1994, between the Company and Microsoft Corporation.
10.24(8)      Common Stock Purchase Agreement for 200,000 shares dated September
              27, 1994 granted to Sterling Payot Company.
10.25(8)      Letter Agreement between the Company and Sterling Payot Company dated October 31, 1994.
10.26(7)      Management Agreement of Metricom DC, L.L.C.
10.27(8)      Option Agreement and Agreement and Plan of
              Reorganization, dated as of February 7, 1996, among the Company,
              Overall Wireless and the sole stockholder of Overall Wireless.
10.28(8)      Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall
              Wireless.
10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers Investor
              Services, Inc.
10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
              Company, Furman Selz LLC and Feshbach Brothers Investor Services,
              Inc.
10.31(11)     Letter Agreement, dated as of January 23, 1997, between
              the Company and Sterling Payot Company
23.1          Consent of Independent Public Accountants
24.1(5)       Power of Attorney.
27.1          Financial Data Schedule.

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