Form 10-K405/A
period 1997-12-31
METRICOM INC / DE
filed 1998-04-30
CIK 884318

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-K/A

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

      In January 1998, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, acquired additional Common Stock bringing its ownership to approximately 49.5%. This transaction was approved by the Company's Stockholders. Vulcan had been an investor in Metricom since 1993. The Company is currently working closely with Vulcan Ventures on the strategic plan through which the Company plans to expand and extend its wireless networks after completing the development of the high-speed network.

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

      Cost of Revenues. Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, certain excess capacity costs and manufacturing variances associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers. Cost of service revenues also includes the cost to design the Ricochet networks and obtain site agreements for the Company's network infrastructure. These costs are expended as incurred due to the uncertainties regarding the realizability of these costs. Cost of service revenues increased to $30.3 million in 1997 from $18.4 million in 1996. The increase is due to a higher Ricochet network operating expenses resulting from increases in the Ricochet service territory during 1997. Customer service expenses increased to $2.9 million in 1997 from $1.8 million in 1996. Cost of modems rented to Ricochet subscribers increased $4.8 million in 1997 from $450,000 in 1996, as a result of the increase in the Ricochet subscriber base in 1997. These increases were partially offset by a reduced level of activity to obtain site agreements in 1997 as compared to 1996. Cost of service revenues are expected to increase significantly as a result of the continued deployment of Ricochet networks and are expected to be greater than Ricochet service revenues for the foreseeable future.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

          None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Biographical Information

      The names, ages and positions held by the executive officers and directors of the Company are as follows:

               NAME                                    AGE                               POSITION

Robert P. Dilworth .............................        56        Chief Executive Officer and Chairman of the Board

Gary M. Green ..................................        57        Executive Vice President and Chief Operating Officer

William D. Swain ...............................        57        Vice President, Administration and Secretary

Vanessa A. Wittman .............................        30        Vice President, Finance

Robert S. Cline ................................        60        Director

Ralph Derrickson ...............................        39        Director

Justin L. Jaschke ..............................        40        Director

David E. Liddle ................................        53        Director

William D. Savoy ...............................        33        Director

      ROBERT P. DILWORTH has served as the Company's Chief Executive Officer since September 1987, as a director since August 1987 and as Chairman of the Board since February 1997. Mr. Dilworth also served as President from September 1987 to March 1997. Prior to joining the Company, he served as President of Zenith Data Systems Corp., a microcomputer manufacturer and a wholly-owned subsidiary of Zenith Electronics Corp., from May 1985 to November 1987. Mr. Dilworth is also a director of VLSI Technology, Inc. and Data Technology Corporation.

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

      WILLIAM D. SWAIN has served as the Company's Vice President, Administration since May 1997, and its Secretary since April 1992. Mr. Swain served as the Company's Chief Financial Officer from February 1988 to May 1997. Mr. Swain joined the Company as Director of Finance in January 1988. Prior to joining the Company, Mr. Swain was Chief Financial Officer of Morrow Designs, Incorporated, a computer manufacturer; Controller of the mini-computer division of Unisys Corporation; and Controller of Varian Data Machines, the computer division of Varian Associates, Inc.

      VANESSA A. WITTMAN has served as the Company's Vice President, Finance since May 1997. Prior to joining the Company, she was a Principal at Sterling Payot Company, a strategic advisory company, from April 1996 to May 1997. Prior to joining Sterling Payot, she was an associate in the Media Corporate Finance and Mergers and Acquisitions Groups of Morgan Stanley & Co., Inc. from June 1993 to April 1996.

      ROBERT S. CLINE has served as a director of the Company since January 1994. He currently serves as Chairman and Chief Executive Officer of Airborne Freight Corp., an air express company. Mr. Cline has been employed by Airborne Freight Corp. since 1968. In addition to Airborne Freight Corp., Mr. Cline is also a director of SAFECO Corp. and Seattle-First National Bank.

      RALPH DERRICKSON has been a representative of Vulcan Northwest, Inc., a venture capital firm affiliated with Vulcan Ventures, since December 1996. Since June 1993, Mr. Derrickson has also served as Vice President of Product Development at Starwave Corporation, an internet technology company and creator and producer of online sports, news and entertainment services. From December 1989 to May 1993, Mr. Derrickson was with NeXT Computer Inc., a computer company, most recently as Director of NeXTedge.

      JUSTIN L. JASCHKE has served as a director of the Company since June 1996. He currently serves as Chief Executive Officer and a Director of Verio Inc., an internet service provider. Prior to forming Verio, Mr. Jaschke served as Chief Operating Officer of Nextel Communications, a telecommunications company, following its merger with OneComm Corporation ("OneComm"), a telecommunications company, in July 1995. From April 1993 to July 1995, he served as OneComm's President and a member of its Board of Directors. From May 1990 to April 1993, he served as President and Chief Executive Officer of Bay Area Cellular Telephone Company, a provider of cellular service in the San Francisco Bay Area, and from November 1987 to May 1990, as Vice President of Corporate Development for PacTel Cellular, a telecommunications company.

      DAVID E. LIDDLE has served as Chief Executive Officer of Interval
Research Corporation, a research and development company affiliated with Vulcan, since March 1992.

      WILLIAM D. SAVOY has served as the President of Vulcan Northwest, Inc. since January 1990. Mr. Savoy is a director of c/net, Inc., Harbinger Corporation, Telescan, Inc., U.S. Satellite Broadcasting, Inc., Ticketmaster Group, Inc. and USA Network, Inc.

Compliance with Section 16(a) of the Securities Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION.

Compensation of Directors

      Each non-employee director of the Company receives an annual retainer of $6,000 and a per meeting fee of $1,000 (plus $250 for each committee meeting attended by committee members). In the fiscal year ended December 31, 1997, the total compensation paid to non-employee directors was $78,500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and Committee meetings in accordance with Company policy.

      Each non-employee director of the Company also receives stock option grants under the 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

      Option grants under the Directors' Plan are non-discretionary. On
January 1 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board of Directors who is not an employee of the Company, is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 7,000 shares of Common Stock of the Company. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised: until the date upon which such optionee has provided one year of continuous service as a non-employee director following the date of grant of such option, whereupon such option will become exercisable as to one third of the option shares and one third of the option shares will become exercisable each year thereafter in accordance with its terms. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

      During the last fiscal year, the Company granted options covering 42,000 shares to each non-employee director of the Company at an exercise price per share of $14.5625. The fair market value of such Common Stock on the date of grant was $14.5625 (based on the closing sale price reported on the Nasdaq National Market for the date of grant). As of March 31, 1998, options to purchase 14,000 shares of Common Stock had been exercised under the Directors' Plan.

      Directors who are employees of the Company do not receive separate compensation for their services as directors.

Summary of Compensation

        The following table shows for the fiscal years ended December 31, 1997, 1996 and 1995 compensation awarded or paid to, or earned by, the Chief Executive Officer, each of the other current executive officers of the Company and one former executive officer who left the Company in January 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION           LONG-TERM
                                                                       COMPENSATION
                                                                       SHARES OF
                                                                     COMMON STOCK
         NAME AND PRINCIPAL                                           UNDERLYING      ALL OTHER
             POSITION                  YEAR     SALARY    BONUS (1)   OPTIONS (2)   COMPENSATION (3)
         ------------------            ----     ------    ---------  ------------   ----------------
Robert P. Dilworth................     1997    $305,000   $228,750     330,000         $10,400
  Chief Executive Officer              1996    $281,960   $305,000     255,000         $12,396
                                       1995    $255,766   $137,500      20,000          $7,375

Donald F. Wood (4)................     1997    $223,748   $141,000     362,000          $2,357
  President                            1996    $179,846    $98,000      37,000          $1,118
                                       1995    $167,313    $45,000      12,000          $1,989

Gary M. Green.....................     1997    $206,774    $81,000     121,000          $6,472
  Executive Vice President             1996    $193,232    $72,000      86,000         $36,157
   and Chief Operating Officer         1995    $182,310    $58,200      12,000         $34,053

William D. Swain..................     1997    $155,695    $48,900      95,000          $5,050
  Vice President,                      1996    $145,424    $61,400      65,000          $4,789
  Administration and Secretary         1995    $136,840    $22,500      10,000          $3,241

Vanessa A. Wittman (4)............     1997     $94,058    $26,500      75,000          $1,258
  Vice President, Finance


(1) For fiscal 1997 and 1996, includes amounts earned but deferred at the election of the Named Executive Officer under the Company's Non-Qualified Deferred Compensation Plan. Also for fiscal 1997 and 1996, includes shares of stock issued in connection with the Company's year-end bonuses paid in cash and stock. Each of the Named Executive Officers deferred the amount of the bonus received in stock. In fiscal 1996, Messrs. Dilworth, Wood, Green and Swain, respectively, received $101,668, $32,675, $34,003 and $20,475 in stock, based on a per share value of $12.1875, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). In fiscal 1997, Messrs. Dilworth, Wood, Green and Swain and Ms. Wittman, respectively, received $76,258, $47,003, $27,003, $16,301 and $8,835 in stock, based on a per share value of $11.3125, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market).

(2) Includes repriced options. In January 1996, the Board approved the replacement of each outstanding stock option with a per share exercise price of $14.00 or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $13.125 per share and certain extended vesting terms. Amounts for fiscal 1996 include 205,000, 12,000, 61,000 and 45,000 shares subject to repriced options for Messrs. Dilworth, Wood, Green and Swain, respectively. In September 1997, the Board approved the replacement of each outstanding option held by an executive officer with a per share exercise price of $11.00 per share or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. Amounts for fiscal 1997 include 225,000, 162,000, 86,000, and 65,000 shares subject to repriced options for Messrs. Dilworth, Wood, Green and Swain, respectively. See "Option Repricing Information."

(3) Includes the Company's matching payment of $1,000 for each executive officer under its 401(k) plan. For fiscal 1995, includes payments for term life insurance in the amounts of $3,456, $989, $3,053 and $2,241 for Messrs. Dilworth, Wood, Green and Swain, respectively, loan principal forgiveness in the amount of $30,000 for Mr. Green and an automobile allowance of $5,996 for Mr. Dilworth. For fiscal 1996, includes payments for term life insurance in the amounts of $5,400, $1,117, $5,157 and $3,789 for Messrs. Dilworth, Wood, Green and Swain, respectively, loan principal forgiveness in the amount of $30,000 for Mr. Green and an automobile allowance of $5,996 for Mr. Dilworth. For fiscal 1997, includes payments for term life insurance in the amounts of $5,400, $1,357, $5,472, $4,050 and $258 for Messrs. Dilworth, Wood,
        Green and Swain and Ms. Wittman, respectively.

(4) Mr. Wood left the Company in January 1998. Ms. Wittman joined the Company in May 1997.

Compensation Pursuant to Plans

        The following tables show for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                      POTENTIAL REALIZABLE
NAME                      NUMBER OF              PERCENT                                             VALUE AT ASSUMED ANNUAL
                          SHARES OF              OF TOTAL                                              RATES OF STOCK PRICE
                         COMMON STOCK        OPTIONS GRANTED                                               APPRECIATION
                     UNDERLYING OPTIONS       TO EMPLOYEES        EXERCISE                              FOR OPTION TERM (1)
                           GRANTED              IN FISCAL         PRICE PER      EXPIRATION         ----------------------------
                            (2)(3)               YEAR (4)         SHARE (3)        DATE                5%                 10%
                     ------------------      ---------------      ---------      ----------         --------            --------
Mr. Dilworth.......         75,000                2.3%            $ 6.3125         04/30/07          $297,742            $754,537
                            50,000                1.6%            $ 6.7500         04/23/06          $186,037            $458,307
                            20,000                0.6%            $ 6.7500         05/15/05           $64,456            $154,384
                            25,000                0.8%            $ 6.7500         06/09/04           $68,698            $160,096
                           160,000                5.0%            $ 6.7500         10/17/03          $367,303            $833,286
Mr. Wood...........        200,000                6.8%            $ 6.3125         04/30/07          $793,979          $2,012,100
                            25,000                0.8%            $ 6.7500         04/23/06           $93,037            $229,154
                            12,000                0.3%            $ 6.7500         05/15/05           $38,674             $92,631
                           125,000                8.9%            $ 6.7500         11/08/04          $343,491            $800,480

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE
                          NUMBER OF              PERCENT                                             VALUE AT ASSUMED ANNUAL
                          SHARES OF              OF TOTAL                                              RATES OF STOCK PRICE
                         COMMON STOCK        OPTIONS GRANTED                                               APPRECIATION
                     UNDERLYING OPTIONS       TO EMPLOYEES        EXERCISE                              FOR OPTION TERM (1)
                           GRANTED              IN FISCAL         PRICE PER      EXPIRATION         ----------------------------
NAME                        (2)(3)               YEAR (4)         SHARE (3)        DATE                5%                 10%
                     ------------------      ---------------      ---------      ----------         --------            --------
Mr. Green..........         35,000                1.1%            $ 6.3125         04/30/07          $138,496            $352,117
                            25,000                0.8%            $ 6.7500         04/23/06           $93,037            $229,154
                            12,000                0.3%            $ 6.7500         05/15/05           $38,674             $92,631
                            14,000                0.4%            $ 6.7500         05/09/04           $38,471             $89,654
                            35,000                1.1%            $ 6.7500         10/17/03           $80,348            $182,281
Mr. Swain..........         30,000                0.9%            $ 6.3125         04/30/07          $119,097            $301,815
                            20,000                0.6%            $ 6.7500         04/23/06           $74,429            $183,323
                            10,000                0.3%            $ 6.7500         05/15/05           $32,228             $77,192
                            10,000                0.3%            $ 6.7500         05/09/04           $27,479             $64,038
                            25,000                0.8%            $ 6.7500         10/17/03           $57,391            $130,201
Ms. Wittman........         75,000                2.3%            $ 6.3750         05/04/07          $300,690            $762,008

-----------------
(1) For new grants, the potential realizable value is calculated based on the term of the option at its time of grant (ten years). For repriced options it is based on the length of the original term remaining at the time of repricing. See "Option Repricing Information." Potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(2) In September 1997, the Board approved the replacement of each outstanding stock option held by an executive officer with a per-share exercise price of $11.00 or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $6.75 per share and certain delayed exercise terms. All options listed above with an exercise price of $6.75 per share are "repriced" options. See "Option Repricing Information."

(3) Options granted under the Company's employee stock option plans typically vest 25% after one year and approximately two percent per month thereafter, such that the options are fully vested in four years.

(4) Based on options covering a total of 3,201,650 shares of Common Stock granted to employees and options covering 1,991,650 shares of Common Stock issued to employees in option repricings in fiscal 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                 NUMBER OF SHARES OF
                         NUMBER OF                                  COMMON STOCK
                         SHARES OF                                   UNDERLYING                        VALUE OF UNEXERCISED
                          COMMON                                 UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
                           STOCK                                   FISCAL YEAR-END (1)               FISCAL YEAR-END (1) (2)
                         ACQUIRED         VALUE            ----------------------------------      -----------------------------
NAME                    ON EXERCISE     REALIZED(3)        EXERCISABLE          UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                        -----------     -----------        -----------          -------------      -----------     -------------
Mr. Dilworth...             --               --              122,500               330,000          $486,412           $877,612
Mr. Wood.......             --               --                   --               362,000                --         $1,014,220
Mr. Green......         25,000          $71,875              121,500               121,000          $679,165           $325,072
Mr. Swain......             --               --               20,000                95,000           $31,225           $415,706
Ms. Wittman....             --               --                   --                75,000                --           $220,125


(1)     Includes repriced options. See "Option Repricing Information."

(2) Value is based on the fair market value of the Company's Common Stock at December 31, 1997 ($9.625) (based on the closing sale price reported on the Nasdaq National Market on such date) minus the exercise price of the option.

(3) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise (the closing sale price reported on the Nasdaq National Market on such date) minus the exercise price, and does not necessarily indicate that the optionee sold such stock.

Change in Control Arrangements

        Key Employee Severance Plan

        In October 1997, in light of the transactions being negotiated with Vulcan, the Compensation Committee of the Board adopted the Company's Key Employee Severance Plan (the "Severance Plan"). An employee is eligible to participate in the Severance Plan if (a) such employee is notified in writing that he or she is eligible to participate in the Severance Plan and (b) such employee's employment with the Company is terminated due to an involuntary termination or a constructive termination (generally, a voluntary termination following an adverse change in the employee's position, circumstances or compensation) within 12 months following a Designated Event (other than for cause). Such 12-month period may be extended to 18 months for executive officers who are so notified in writing. Approximately 32 key employees of the Company, including the Named Executive Officers, have been notified of their eligibility to participate in the Severance Plan. "Designated Event" means any transaction or series of transactions having a significant effect on the ability of any person or group to direct or cause the direction of the Company's management and policies that is specifically declared by the Board to be a Designated Event. The Board has determined the sale of Common Stock to Vulcan in January 1998.

        The benefits provided by the Severance Plan are, subject to certain limitations: (a) continuation of salary for 12 months following termination of employment; (b) payment of any bonus to which the employee would have been entitled under the Company's incentive bonus plan for the 12 months following termination of employment, assuming such employee's full employment with the Company during such 12-month period and the achievement of certain incentive targets by the Company and the employee; (c) continuation of health, life and other insurance benefits for the employee (and any dependents covered as of the date of termination) for 12 months following the termination of employment (or five years, if the employee is age 55 or older upon termination of employment, subject to earlier termination if the employee and his or her dependents become covered by another group insurance plan providing similar benefits; and (d) amendment of all stock options held by such employee upon termination of employment so that (i) such options become vested for an additional 12 months on the date of termination and (ii) the employee may exercise such options for 12 months following termination of employment. To receive the benefits provided by the Severance Plan, an eligible employee must execute a release of claims in favor of the Company, and such release must become effective in accordance with its terms.

        Key Employee Retention Incentive Plan

        In October 1997, the Compensation Committee of the Board also adopted the Company's Key Employee Retention Incentive Plan (the "Retention Plan"). Approximately 32 employees of the Company, including the Named Executive Officers, have been notified of their eligibility to participate in the Retention Plan.

        The Retention Plan provides the following benefits: (a) if an eligible employee is employed by the Company on the date that is six months after the Designated Event (as defined above), such employee will receive a lump sum payment equal to 50% of the Bonus Amount (as defined below); and (b) if the employee is also employed by the Company on the date that is 12 months after the Designated Event, such employee will receive a lump sum payment for the remaining 50% of the Bonus Amount.

        For purposes of the Retention Plan, Bonus Amount means the bonus to which an eligible employee would be entitled under the Company's incentive bonus plan if (a) the Company's incentive bonus plan for the 12 months following a Designated Event were the same as during the full year most recently completed prior to the Designated Event; (b) the eligible employee were to remain continuously employed by the Company for 12 months following the Designated Event and to the bonus payment date in the same capacity in which such employee was employed on the date of the Designated Event; and (c) the employee and the Company were to achieve 100% of any objectives affecting individual bonus amounts under such incentive bonus plan.

        Acceleration of Vesting Under Stock Option Plans

        The Company currently maintains three stock option plans for the benefit of employees and consultants of the Company: the 1988 Stock Option Plan; the 1997 Equity Incentive Plan; and the 1997 Non-Officer Equity Incentive Plan. Options to purchase approximately 2,852,140, 350,000 and 479,050 shares of Common Stock, respectively, were outstanding under such plans as of March 31, 1998. The Equity Incentive Plan and the 1997 Non-Officer Equity Incentive Plan provide that, in the event an optionee is terminated other than for cause within 12 months after a Change in Control (as defined in such plans), the options held by such optionee under such plans will become fully vested. In addition, repriced options issued by the Company in 1997 under the 1988 Stock Option Plan provide the same acceleration of vesting benefits.

Compensation Committee Report on Executive Compensation

        The Company applies a consistent philosophy to compensation for all employees, including senior management. It is based on the premise that achievements of the Company result from the coordinated efforts of all individuals working toward common objectives focused on meeting customer and stockholder expectations.

        The goals of the Company's compensation program are to align compensation with business objectives and performance while enabling the Company to attract, retain and reward employees who contribute to the long-term success of the Company. In all cases, attention is given to fairness in the administration of compensation and to assuring that all employees understand the related performance evaluation and administrative process.

        The Company's compensation program for executive officers is based on the principles described above and it is administered by the Compensation Committee. For fiscal 1997, the Compensation Committee was composed of Mr. Robert S. Cline, who is Chairman of the Committee, and Mr. Cornelius C. Bond, Jr., both non-employee directors of the Company. In January 1998, Mr. Bond ceased to be a member of such committee. In April 1998, David Liddle, a non-employee director, joined the Compensation Committee. There were no interlocking or other type of relationships affecting the independence of the committee members during fiscal 1997.

        The Company's executive compensation is intended to be consistent with leading companies in the electronics and communications industries while being contingent upon the Company's achievement of near- and long-term objectives and goals. For fiscal 1997, the principal measures the Compensation Committee looked to in evaluating the Company's progress towards these objectives and goals were
(1) efforts to attract Ricochet subscribers to target numbers, and (2) to raise sufficient capital to sustain and continue operations. Other management objectives considered by the Compensation Committee included expanding the installation of Ricochet networks in current markets, and continuing the development of the next generation network. The Company's executive compensation is based on four components, each of which is intended to serve the overall compensation philosophy.

        Base Salary

        Base salary is targeted toward the middle of the range established by comparable companies in the electronics and communications industries. Base salaries are reviewed annually to ensure that the Company's salaries are competitive within the target range. For the purpose of establishing these levels for fiscal 1997, the Company relied in part on American Electronics Association salary surveys, on a survey conducted by a nationally recognized compensation consultant of U.S.-based high technology companies and on data obtained from executive search firms that place executives with Silicon Valley companies. As a review of data for comparable companies is performed primarily to establish target ranges for competitive compensation, the Company does not consider the performance of the comparable companies. The comparison groups in these surveys and data sources include a broader range of companies than the sample represented in the Standard & Poor's 500 Communications Equipment Index contained in the Performance Measurement Comparison because the Company competes for talented executives with a broad range of companies in industries outside of the communications equipment industry. The Company has been increasing executive salaries gradually from a level that was significantly below the targeted range. Recognizing the competitive environment in the Company's industry and in the Silicon Valley area generally, the increases approved by the Compensation Committee in 1997 were intended to keep salaries in the mid-range of targeted companies in order to retain valuable employees.

        Merit Increase

        Merit increases are designed to encourage management to perform at consistently high levels. Salaries for executives are reviewed by the Compensation Committee on an annual basis and may be increased at that time based on the Compensation Committee's agreement that the individual's overall contribution to the Company merits recognition. The salary adjustments reflected in the Summary Compensation Table were also affected, in the case of executive officers other than the Chief Executive Officer, by the evaluation of individual contributions to the Company as provided to the Compensation Committee by the Chief Executive Officer.

        Bonuses

        Bonuses for executives are intended to be used as an incentive to encourage management to perform at a high level or to recognize a particular contribution by an employee or exceptional Company performance. Generally, the higher the employee's level of job responsibility, the larger the portion of the individual's compensation package that may be represented by a bonus. Whether a bonus will be given, and the amount of any such bonus, is determined on a yearly basis. Bonus awards must be approved by the Chief Executive Officer and the Compensation Committee in the case of executives other than the Chief Executive Officer and by the Compensation Committee alone in the case of the Chief Executive Officer.

        In determining the bonus element of compensation, the Compensation Committee places particular emphasis on the Company's performance against the management objectives and goals described above. The Compensation Committee evaluated the Company's performance against these objectives as follows: In fiscal 1997, the Company made substantial progress in attracting new subscribers, ending the year with almost 19,000 subscribers, and in raising capital, obtaining Vulcan's commitment to a private placement of $55.8 million (before deducting expenses). The Company also made substantial progress in building out its current markets, increasing population under coverage to 10 million in its three major markets. By the end of fiscal 1997, development of the next generation high-speed network was well under way. In light of the Company's success in achieving important objectives in fiscal 1997, the Compensation Committee decided to award bonuses to executives at 75% of their target levels.

        In addition to the bonuses described above, certain employees engaged in sales and marketing receive commissions based on the results of their efforts.

        Stock Options

        The Compensation Committee believes that stock ownership by management is beneficial in aligning management and stockholders interests with respect to enhancing stockholder value. Stock options are also used to retain executives and motivate them to improve long-term stock market performance. Stock options are granted at the prevailing market value and will only have value if the Company's stock price increases. Generally, stock option grants vest 25% after the first year and thereafter monthly in 36 equal amounts over three years.

        The Compensation Committee determines the number of options to be granted based upon the competitive marketplace, with a particular focus on determining what level of equity incentive is necessary to retain a particular individual. Outstanding historical performance by an individual is additionally recognized through larger than normal option grants.

        Chief Executive Officer

The Compensation Committee uses the same philosophy described above with respect to other executive officers in setting the compensation for the Chief Executive Officer, Mr. Dilworth. Recognizing that Mr. Dilworth's base salary in 1995 was at a level below the average salary of comparable executives at the companies covered by the surveys and other data described above, the Compensation Committee approved the surveys and other data described above, the Compensation Committee approved an increase in salary for Mr. Dilworth to $305,000 in fiscal 1996. Mr. Dilworth's salary remained at $305,000 in fiscal 1997. Based upon the same factors considered with respect to the awarding of bonuses to executives in the Company generally, the Compensation Committee awarded Mr. Dilworth a bonus of $228,750. Mr. Dilworth was also granted options to purchase an aggregate of 75,000 shares of Common Stock in fiscal 1997, based upon the Compensation Committee's view of the equity incentive level required to retain his services in a competitive market, as well as the Compensation Committee's desire to maintain a clear alignment of management and stockholder interests.

        Section 162(m)

        Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee has determined that stock options granted under the Company's 1988 Stock Option Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant will be treated as "performance-based compensation." As a result, the Company's stockholders were asked to approve, and did approve in May 1995, an amendment to such plan that allows any compensation recognized by a Named Executive Officer as a result of the grant of such a stock option to be deductible by the Company.

Compensation Committee

        Robert S. Cline, Chairman
        David E. Liddle

Option Repricing Information

        The following table shows certain information concerning the repricing of options received by the Named Executive Officers during the last ten years.

                           TEN YEAR OPTION REPRICINGS


                                      NUMBER OF                                                                   LENGTH OF
                                      SHARES OF                                                                    ORIGINAL
                                    COMMON STOCK         MARKET PRICE OF                                         OPTION TERM
                                      UNDERLYING          COMMON STOCK     EXERCISE PRICE                         REMAINING AT
                                       OPTIONS             AT TIME OF        AT TIME OF         NEW EXERCISE         DATE OF
NAME                   DATE            REPRICED            REPRICING         REPRICING             PRICE            REPRICING
                       ----         ------------         ---------------   --------------       ------------      ------------
Mr. Dilworth.....     09/27/97          20,000               $6.750           $13.500             $6.750               8.6
                                        45,000               $6.750           $13.125             $6.750               8.3
                      02/01/96         160,000              $13.125           $19.750            $13.125               7.7
                                        25,000              $13.125           $19.625            $13.125               8.3
                                        20,000              $13.125           $17.000            $13.125               9.3
Mr. Wood.........     09/27/97         125,000               $6.750           $11.875             $6.750               7.1
                                        25,000               $6.750           $13.500             $6.750               8.6
                                        12,000               $6.750           $13.125             $6.750               8.3
                      02/01/96          12,000              $13.125           $17.000            $13.125               9.3
Mr. Green........     09/27/97          23,000               $6.750           $13.500             $6.750               8.6
                                        61,000               $6.750           $13.125             $6.750               8.3
                      02/01/96          35,000              $13.125           $19.750            $13.125               7.7
                                        15,000              $13.125           $19.625            $13.125               8.3
Mr. Swain........     09/27/97          50,000               $6.750           $13.500             $6.750               8.6
                                       205,000               $6.750           $13.125             $6.750               8.3
                      02/01/96          25,000              $13.125           $19.750            $13.125               7.7
                                        10,000              $13.125           $19.625            $13.125               8.3
                                        10,000              $13.125           $17.000            $13.125               9.3



Compensation Committee Report on Option Repricings

        In January 1996, after a steady decline in the market price of the Common Stock, the Board implemented a Company-wide repricing program pursuant to which all employees (including executive officers) and consultants were offered the opportunity to have those of their stock options with exercise prices greater than $14.00, which was above the then-market value of the Common Stock, replaced with non-qualified stock options with an exercise price of $13.125, the fair market value of the Common Stock on the effective date of the repricing, and certain delayed vesting terms. The Board took this action because it determined that the purpose of the Company's stock option program of providing an equity incentive for optionees to remain in the employ of or service to the Company and work diligently in its best interests would not be achieved for optionees holding options exercisable above the market price, particularly in light of the intense competition in the Company's industry for talented employees, and that retaining the services of such employees was absolutely critical in fostering the best interest of the Company and the stockholders.

        In August 1997, the market price of the Common Stock continued to decline, reaching a five-year low of $4.375 per share. In mid-August 1997, the Board determined that a second option repricing was necessary in order to retain and continue to provide the proper incentives to its non-officer employees. In such repricing, all non-officer employees and consultants were offered the opportunity to have those of their stock options with exercise prices greater than $7.00 per share, which was above the then-market value of the Common Stock, replaced with non-qualified stock options with an exercise price of $4.53 per share, the fair market value of the Common Stock on the effective date of the repricing, and certain delayed exercise provisions. In late September 1997, the Board determined that it was imperative to effect a similar option repricing for its executive officers in order to retain and continue to provide the proper incentives to them. In such repricing, all executive officers were offered the opportunity to have those of their stock options with exercise prices greater than $11.00 per share, which was above the then-market value of the Common Stock, replaced with non-qualified stock options with an exercise price of $6.75 per share, the fair market value of the Common Stock on the effective date of the repricing, and certain delayed exercise provisions.

Performance Measurement Comparison


        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 1992 for (a) the Company's Common Stock, (b) the Standards & Poor's 500 Communications-Equipment/Manufacturers Index and (c) the Nasdaq-United States Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

                                  Data Sheet

RESEARCH DATA GROUP, INC.                       TOTAL RETURN - DATA SUMMARY


MCOM                                               CUMULATIVE TOTAL RETURN
                                   -------------------------------------------------------
                                   12/92     12/93     12/94     12/95     12/96     12/97
                                   -----     -----     -----     -----     -----     -----
METRICOM, INC.                      100       369       231       210       231       148
NASDAQ STOCK MARKET (U.S.)          100       115       112       159       195       240
STANDARD & POOR'S COMMUNICATIONS E  100        96       110       164       192       251

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1998 by: (a) each current director and nominee for director; (b) each of the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" below (including one former executive officer); (c) all current executive officers and directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


                                                                       BENEFICIAL OWNERSHIP (1)
                                                                ------------------------------------
                                                                NUMBER OF SHARES    PERCENT OF TOTAL
                                                                ----------------    ----------------
NAME
Vulcan Ventures Incorporated (2)..............................    9,121,745              49.3%
        110-110th Avenue NE, Suite 550
        Bellevue, WA  98004

Lindner Investments (3).......................................    1,546,390               8.4%
        7711 Carondelet Avenue
        P.O. Box 16900
        St. Louis, MO  63105

Robert S. Cline (4)...........................................       45,999                  *
Ralph Derrickson .............................................           --                 --
Robert P. Dilworth (4)........................................      187,073               1.0%
Gary M. Green (4).............................................      160,133                  *
Justin L. Jaschke (4).........................................       23,916                  *
David E. Liddle (4)...........................................           --                 --
William D. Savoy (2)..........................................    9,121,745               49.3%
William D. Swain (4)..........................................       51,530                  *
Vanessa A. Wittman (4)........................................       25,750                  *
Donald F. Wood (5)............................................       55,144                  *
Directors and current executive officers
as a group (9 persons) (4) (5) (6)............................    9,671,290               51.1%

*       Less than one percent.

(1) This table is based upon information supplied by directors, officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on a total of 18,507,702 shares outstanding on March 31, 1998 adjusted in accordance with the rules promulgated by the SEC.

(2) Based on a Schedule 13D filed with the SEC on October 28, 1993 and most recently amended on January 30, 1998. Includes 25,000 shares held by Paul Allen, the sole stockholder of Vulcan.

(3) Based on a Schedule 13D filed with the SEC on December 26, 1996 and most recently amended on October 12, 1997 and a Schedule 13G Amendment filed on August 28, 1996. Includes 1,546,390 shares of Common Stock issuable upon conversion of 8% Convertible Notes due 2003. Ryback Management Corporation has sole voting and dispositive power over the shares held by Lindner Investments. Ryback Management Corporation disclaims beneficial ownership of the shares in which it has no pecuniary interest.

(4)     Includes 45,999, 141,250, 130,250, 23,416, 50,098 and 18,750 shares of
        Common Stock subject to options exercisable within 60 days of the date of this table held by Messrs. Cline, Dilworth, Green, Jaschke and Swain and Ms. Wittman, respectively.

(5) Mr. Wood left the Company in January 1998. Includes 50,000 shares of Common Stock subject to options exercisable within 60 days of the date of this table.

(6) Includes shares held by entities affiliated with certain officers and directors as described in the footnotes above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Sale of Common Stock to Vulcan Ventures Incorporated

        In January 1998, the Company sold 4,650,000 newly-issued shares of Common Stock to Vulcan Ventures Incorporated, a stockholder of the Company, for $12.00 per share in cash. In connection with such transaction, the Company granted certain contractual rights to Vulcan including the right to nominate up to four members of the Board of Directors. As of March 31, 1998, Vulcan owned approximately 49.3% of the outstanding Common Stock. Messrs. Savoy, Liddle and Derrickson directors of the Company, are affiliated with Vulcan.

Indemnification of Officers and Directors

        The Company's By-laws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its By-laws to enter into indemnification agreements with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to these provisions, the Company has entered into indemnification agreements with each of its directors and officers and has obtained director and officer liability insurance.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

      (a)   FINANCIAL STATEMENTS.

      The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants.

      (b)   REPORTS ON FORM 8-K.

      A report on Form 8-K was filed on October 17, 1997 relating to an investment in the Company by Vulcan Ventures Incorporated.

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

(12) Incorporated by reference from the Company's Form 8-K dated as of October 13, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 1998.

                                       METRICOM, INC.



                                       By:  /s/ Vanessa Wittman
                                           ----------------------------------
                                           Vanessa Wittman
                                           Vice President Finance
                                           (duly authorized representative)

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