Form 10-Q
period 1998-03-31
METRICOM INC / DE
filed 1998-05-15
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _______

                         Commission file number 0-19903


                                 METRICOM, INC.
                            (A Delaware Corporation)
                   I.R.S. Employer Identification #77-0294597

                              980 University Avenue
                            Los Gatos, CA 95032-2375
                                 (408) 399-8200


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No

        The number of shares of common stock outstanding as of May 4, 1998 was 18,507,702.

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

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 13

SIGNATURE PAGE                                                                  15

EXHIBIT INDEX                                                                   16


PART I.        FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,       DECEMBER 31,
                                                                  1998              1997
                                                                ---------       ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................      $  49,863       $   9,784
  Short-term investments .................................          1,879           4,390
  Accounts receivable, net ...............................          2,455           2,278
  Inventories ............................................          3,830           3,011
  Prepaid expenses and other .............................          2,277           1,124
                                                                ---------       ---------
      Total current assets ...............................         60,304          20,587

PROPERTY AND EQUIPMENT, net ..............................         23,795          25,875
LONG-TERM INVESTMENTS ....................................             --             300
OTHER ASSETS, NET.........................................          3,542           4,341
                                                                ---------       ---------
      Total assets .......................................      $  87,641       $  51,103
                                                                =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .......................................      $   2,498       $   3,143
  Accrued liabilities ....................................          4,776           5,464
  Note payable ...........................................             --           5,000
                                                                ---------       ---------
      Total current liabilities ..........................          7,274          13,607
                                                                ---------       ---------
LONG-TERM DEBT ...........................................         45,000          45,000
                                                                ---------       ---------
OTHER LIABILITIES ........................................          1,038           1,129
                                                                ---------       ---------
MINORITY INTEREST ........................................          5,770           5,184
                                                                ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ...........................................             19              14
  Additional paid-in capital .............................        189,544         135,466
  Unrealized holding gain on investments .................              1               1
  Accumulated deficit ....................................       (161,005)       (149,298)
                                                                ---------       ---------
      Total stockholders' equity (deficit)................         28,559         (13,817)
                                                                ---------       ---------
      Total liabilities and stockholders' equity (deficit)      $  87,641       $  51,103
                                                                =========       =========

The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     THREE MONTHS ENDED
                                MARCH 31, 1998   MARCH 31, 1997
                                --------------   --------------
REVENUES:
  Service revenues ..........       $  1,974       $  1,164
  Product revenues ..........          1,629            630
                                    --------       --------
      Total revenues ........          3,603          1,794
                                    --------       --------

COSTS AND EXPENSES:
  Cost of service revenues ..          6,158          6,882
  Cost of product revenues ..          1,375            275
  Research and development ..          3,057          3,021
  Selling, general and
     administrative .........          4,261          5,377
                                    --------       --------
  Total costs and expenses ..         14,851         15,555
                                    --------       --------

    Loss from operations ....        (11,248)       (13,761)

INTEREST EXPENSE ............          1,012            959
INTEREST INCOME .............            553            761
                                    --------       --------

    Net loss ................       $(11,707)      $(13,959)
                                    ========       ========

BASIC & DILUTED
  NET LOSS PER SHARE ........       $  (0.69)      $  (1.03)
                                    ========       ========

WEIGHTED AVERAGE
     SHARES OUTSTANDING .....         16,944         13,595
                                    ========       ========



The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                          MARCH 31,       MARCH 31,
                                                                          ---------       ---------
                                                                           1998             1997
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................      $ (11,707)      $ (13,959)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ...............................          2,231           1,831
      (Increase) decrease in accounts receivable,
         prepaid expenses and other current assets ................         (1,330)            294
      Increase in inventories .....................................           (819)           (752)
      (Decrease) increase in accounts payable, accrued liabilities,
         customer deposits and other ..............................         (1,424)            306
                                                                         ---------       ---------
           Net cash used in operating
             activities ...........................................        (13,049)        (12,892)
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................            (93)         (5,664)
  Other ...........................................................            (85)         (1,042)
  Purchases of investments ........................................       (111,403)        (36,020)
  Proceeds from the sale of investments ...........................        114,214          53,357
                                                                         ---------       ---------
           Net cash provided by investing activities ..............          2,633          10,631
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..........................         54,909             442
  Cash used to retire short-term debt, net ........................         (5,000)             --
  Contributions from minority interest ............................            586              --
                                                                         ---------       ---------
           Net cash provided by financing activities ..............         50,495             442
                                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS ....................................................         40,079          (1,819)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD .........................          9,784          15,246
                                                                         ---------       ---------
CASH AND EQUIVALENTS, END OF PERIOD ...............................      $  49,863       $  13,427
                                                                         =========       =========



The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three month periods ended March 31, 1998 and March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

        Certain amounts have been restated from the previously reported balances to conform to the 1997 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month periods ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                      MARCH 31,  DECEMBER 31,
                        1998        1997
                      ------      ------
Raw materials         $2,104      $1,660
Work-in-progress           5          28
Finished goods         1,721       1,323
                      ------      ------
  Total               $3,830      $3,011
                      ======      ======

NOTE 3. COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.

                                            Three Months Ended
                                                 March 31,
                                           1998           1997
                                         --------       --------
NET LOSS ............................    $(11,707)      $(13,959)

OTHER COMPREHENSIVE INCOME
  Unrealized holding losses
  on available-for-sale securities ..          --            (32)

COMPREHENSIVE INCOME ................    $(11,707)      $(13,991)
                                         ========       ========

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common equivalent shares from options and warrants to purchase common stock and from conversion of the convertible subordinated notes have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

NOTE 5. VULCAN TRANSACTION

        On January 30, 1998, the stockholders of the Company approved the sale of 4,650,000 shares of Common Stock to Vulcan Ventures Incorporated ("Vulcan") at a per share price of $12.00. Upon closing of the transaction, Vulcan's ownership interest in the Company was increased to approximately 49.5% of the outstanding shares of Common Stock. The net proceeds from the transaction were $53.7 million.

NOTE 6. OVERALL WIRELESS

        In February 1996, the Company purchased an option to acquire Overall Wireless Communications Corporation ("Overall Wireless"), a company that holds a nationwide, wireless communications license in the 220 to 222 MHz frequency band. The Company paid $700,000 for the option and agreed to loan Overall Wireless up to $2.0 million for the construction of a system utilizing the license, of which approximately $1.9 million had been loaned as of December 31, 1997. In January 1997, the Company paid $500,000 to extend the option from January 1997 to July 1997. The option was subsequently extended to December 31, 2000 for no additional cash consideration. In June 1997, the Company recorded a charge of $3.6 million to fully reserve its investment in Overall Wireless due to uncertainties regarding its realization. In January 1998,

Overall Wireless canceled the option and the Company paid a termination fee of $1.9 million through cancellation of the indebtedness of Overall Wireless.

NOTE 7. NEW ACCOUNTING STANDARD

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for annual reports on fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes the pronouncement will not have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the completion of development of the Company's high-speed network, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet(R) radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to enter into partnerships to deploy Ricochet networks and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1997, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

        Revenues consist of service and product revenues. Service revenues are derived from the subscriber fees and modem rentals for Ricochet and fees for UtiliNet(R) customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

        Total revenues increased to $3.6 million in 1998 from $1.8 million in 1997 due to a $800,000 increase in service revenues and a $1.0 million increase in product revenues. Service revenues increased to $2.0 million in 1998 from $1.2 million in 1997. The increase in service revenues is primarily due to increased Ricochet subscriber fees and modem rentals resulting from a larger Ricochet subscriber base. Product revenues increased to $1.6 million in 1998 from $600,000 in 1997. The increase in product revenues was primarily due to the timing of shipments of UtiliNet products and increased sales of Ricochet modems in 1998 compared to 1997.

Cost of Revenues

        Cost of service revenues consists primarily of costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure, the cost of providing customer support, certain costs associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers.

        Cost of service revenues decreased to $6.2 million in 1998 from $6.9 million in 1997. The decrease is primarily due to lower Ricochet network operating expenses resulting from decreased deployment efforts in the Ricochet service territory during the first quarter of 1998. The decrease was partially attributed to a reduced level of activity to obtain site agreements in the first quarter of 1998 as compared to the same period in 1997. Cost of service revenues is expected to increase in the future primarily due to increased efforts to obtain site agreements for the Company's network infrastructure.

        Cost of product revenues increased to $1.4 million in 1998 from $275,000 in 1997. Cost of product revenues as a percentage of product revenues increased to 84% for the first quarter of 1998 from 44% in the first quarter of 1997. The increase was primarily due to a higher percentage of product revenues in the first quarter of 1998 derived from the sale of lower margin Ricochet modems versus UtiliNet products.

Research and Development

        Research and development expenses increased to $3.1 million in 1998 from $3.0 million in 1997. Research and development activities include the development of high-speed network and subscriber device and enhancements to the technology employed by the Company's current networks. The Company plans to significantly increase the level of investment in research and development in the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $4.3 million for the first quarter of 1998 from $5.4 million for the first quarter of 1997. Selling expenses decreased $500,000 and general and administrative expenses decreased $600,000. The decrease in selling expenses is attributable to a lower level of advertising activity. The decline in general and administrative expenses resulted from decreased legal professional fees associated with regulatory matters and pursuing financing relationships. Selling, general and administrative expenses are expected to continue at the current level or increase for the foreseeable future.

Interest Income and Expense

        Interest expense remained constant at $1.0 million in 1998 as compared to the same period in 1997. Interest income decreased to $553,000 for the first quarter of 1998 from $761,000 in 1997 due to a lower level of cash and investments in 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The design, development, deployment and commercialization of the Company's wireless products and services has required and will continue to require substantial capital investment. To date, the Company has raised over $217 million through the sale of equity, convertible debt securities, to meet those requirements and to provide for additional capital and liquidity. Expenditures related to the development of the Company's products and services have resulted in cumulative net losses totaling $161.0 million.

        On January 30, 1998, the Stockholders of the Company approved the sale of 4,650,000 shares of Company's common stock to Vulcan Ventures, Incorporated at a per share price of $12.00. The investment by Vulcan raises their total cumulative investment in the Company's securities to $109 million, of which $90 million was a direct investment in the Company . As a result of these investments and the substantial ownership, Vulcan has the ability to nominate 4 out of 7 directors and has significant influence over the management and direction of the Company. The net proceeds of the transaction were $53.7 million.

        The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems, and computer and office equipment. Capital expenditures were $100,000 and $5.7 million in the first quarter of 1998 and 1997, respectively. The $5.6 million decrease is primarily due to minimal deployment efforts in the Ricochet service territory during the first quarter of 1998. The Company expects to make significant capital expenditures in connection with the development, deployment and commercialization of its high-speed networks including the costs associated with renting modems to Ricochet subscribers. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including the completion of development of the Company's high-speed network, market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to enter into partnerships to deploy high-speed networks and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1997, as well as those elsewhere in this Form 10-Q.

        The Company believes that significant additional capital will be required in the future to fund further development, deployment and commercialization of its Ricochet networks. The Company anticipates raising additional capital through the public or private sale of debt or equity securities. The Company may also seek to raise additional capital through the sale of securities to a strategic party or by entering into joint ventures or other relationships with relevant parties. There can be no assurance that such additional funds will be available on commercially reasonable terms or at all. The Company anticipates that its existing available cash and investments, interest income from investments, and contributions received from its existing joint venture partner will be adequate to satisfy its capital expenditure, operating loss, interest expense and working capital requirements at least through 1998. The Company believes that substantial additional capital will be required in the future to fund further deployment and operating activities of Ricochet. There can be no assurance that such funds would be available on commercially reasonable terms or at all.

        As of March 31, 1998, the Company had cash and cash equivalents and short-term and long-term investments of $51.7 million and working capital of $53.0 million. Accounts receivable increased to $2.5 million as of March 31, 1998, from $2.3 million as of December 31, 1997. Inventories increased to $3.8 million as of March 31, 1998, from $3.0 million as of December 31, 1997 primarily due to an increase in Ricochet subscriber devices and UtiliNet products. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of Ricochet.

        The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's internal-use software applications Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issues through planned replacement or upgrades of its third party software applications including updating its financial management system to Oracle 10.7. Although management does not expected Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions or operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations

PART II.       OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting of Stockholders of Metricom, Inc. was held on January 30, 1998. The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

1. Approval of the Common Stock Purchase Agreement, dated as of October 10, 1997, between Metricom, Inc. and Vulcan Ventures Incorporated, and the transactions contemplated thereby.

For: 9,092,671        Against:  66,205        Abstain: 64,853

2. Election of one Class III director to hold office until the 1998 Annual Meeting of Stockholders, two Class I directors to hold office until the 1999 Annual Meeting of Stockholders and two Class II directors to hold office until the 2000 Annual Meeting of Stockholders.

Robert P. Dilworth (Class III): For: 13,073,327 Against: 55,750 Justin L. Jaschke (Class I): For: 13,077,073 Against: 52,004 Robert S. Cline (Class I): For: 13,078,003 Against: 51,074 William D. Savoy (Class II): For: 13,079,594 Against: 49,483 David E. Liddle (Class II): For: 13,078,324 Against: 50,753

3. Approval of the Company's Restated Certificate of Incorporation.

For:  9,202,253  Against:  76,250  Abstain:  69,142

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:

          10.1      Executive Compensation Agreement
          27.1      Financial Data Schedule

       b. Reports on Form 8-K:


          On October 17, 1997, the Company filed a Form 8-K regarding the proposed sale of 4,650,000 shares of the Company's Common Stock to Vulcan Ventures Incorporated for $12.00 per share in cash.


          On February 12, 1998, the Company filed a Form 8-K regarding the completion of the sale of 4,650,000 shares of the Company's Common Stock to Vulcan Ventures Incorporated for $12.00 per share in cash.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            METRICOM, INC.
                                            (Registrant)





                                             /s/ Vanessa A. Wittman
                                            --------------------------------
Date: May 11, 1998                          By:  Vanessa A. Wittman
                                            Chief Financial Officer and Duly
                                            Authorized Officer

                                  EXHIBIT INDEX


10.1    Executive Compensation Agreement
27.1    Financial Data Schedule
16