Form 10-Q
period 1998-06-30
METRICOM INC / DE
filed 1998-08-12
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to____________

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

                                 Yes [X] No [ ]

                      The number of shares of common stock
                outstanding as of July 31, 1998 was 18,624,722

                                TABLE OF CONTENTS

                                                                              PAGE
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets                          3

                  Condensed Consolidated Statements of Operations                4

                  Condensed Consolidated Statements of Cash Flows                5

                  Notes to Condensed Consolidated Financial Statements           6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                  Results of Operations                                          9

                  Liquidity and Capital Resources                               11

PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12
         ITEM 5.  OTHER INFORMATION                                             13
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURE PAGE                                                                  14

EXHIBIT INDEX                                                                   15


PART I.           FINANCIAL INFORMATION

         ITEM 1.        FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1998              1997
                                                                       ---------         ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................        $  41,147         $   9,784
  Short-term investments ......................................              150             4,390
  Accounts receivable, net ....................................            2,513             2,278
  Inventories .................................................            4,837             3,011
  Prepaid expenses and other ..................................            2,265             1,124
                                                                       ---------         ---------
      Total current assets ....................................           50,912            20,587
PROPERTY AND EQUIPMENT, net ...................................           22,927            25,875
LONG-TERM INVESTMENTS .........................................               58               300
OTHER ASSETS, net .............................................            3,309             4,341
                                                                       ---------         ---------
      Total assets ............................................        $  77,206         $  51,103
                                                                       =========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable ............................................        $   3,502         $   3,143
  Accrued liabilities .........................................            7,180             5,464
  Note payable ................................................               --             5,000
                                                                       ---------         ---------
      Total current liabilities ...............................           10,682            13,607
                                                                       ---------         ---------

LONG-TERM DEBT ................................................           45,000            45,000
                                                                       ---------         ---------
OTHER LIABILITIES .............................................              943             1,129
                                                                       ---------         ---------
MINORITY INTEREST .............................................            5,184             5,184
                                                                       ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ................................................               19                14
  Additional paid-in capital ..................................          189,605           135,466
  Unrealized holding gain on investments ......................                5                 1
  Accumulated deficit .........................................         (174,232)         (149,298)
                                                                       ---------         ---------
      Total stockholders' equity (deficit) ....................           15,397           (13,817)
                                                                       ---------         ---------
      Total liabilities and stockholders' equity (deficit) ....        $  77,206         $  51,103
                                                                       =========         =========

         The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ------------------               ----------------
                                            JUNE 30, 1998     JUNE 30, 1997   JUNE 30, 1998    JUNE 30, 1997
                                            -------------     -------------   -------------    -------------
REVENUES:
  Service revenues ....................        $  2,277         $  2,209         $  4,251            3,373
  Product revenues ....................           2,084            2,533            3,713            3,163
                                               --------         --------         --------         --------
      Total revenues ..................           4,361            4,742            7,964            6,536
                                               --------         --------         --------         --------

COSTS AND EXPENSES:
  Cost of service revenues ............           7,564            6,792           13,722           13,674
  Cost of product revenues ............           1,416            1,412            2,791            1,687
  Research and development ............           3,715            2,868            6,773            5,889
  Selling, general and
     administrative ...................           4,605            5,387            8,866           10,764
  Provision for Overall Wireless ......              --            3,611               --            3,611
                                               --------         --------         --------         --------

  Total costs and expenses ............          17,300           20,070           32,152           35,625
                                               --------         --------         --------         --------

    Loss from operations ..............         (12,939)         (15,328)         (24,188)         (29,089)

INTEREST EXPENSE ......................             953            1,172            1,965            2,131
INTEREST INCOME .......................             671              549            1,224            1,310
                                               --------         --------         --------         --------

    Net loss ..........................        $(13,221)        $(15,951)        $(24,929)        $(29,910)
                                               ========         ========         ========         ========

BASIC & DILUTED
  NET LOSS PER SHARE..................         $  (0.71)        $  (1.17)        $  (1.41)        $  (2.20)
                                               ========         ========         ========         ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ..................          18,512           13,601           17,728           13,591
                                               ========         ========         ========         ========





         The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                          JUNE 30,         JUNE 30,
                                                                            1998             1997
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................        $(24,929)        $(29,910)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ..............................           4,622            3,819
       Provision for Overall Wireless ............................              --            3,611
      Increase in accounts receivable,
         prepaid expenses and other current assets ...............          (1,375)          (1,362)
      Increase in inventories ....................................          (1,826)          (1,148)
      Increase(decrease) in accounts payable, accrued liabilities,
         and other liabilities ...................................           1,889           (1,338)
                                                                          --------         --------
           Net cash used in operating
             activities ..........................................         (21,619)         (26,328)
                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................          (1,384)          (9,228)
  Other ..........................................................             156           (2,034)
  Purchase of investments ........................................              --          (14,325)
  Proceeds from the sale of investments ..........................           4,240           39,966
                                                                          --------         --------
           Net cash provided by investing activities .............           3,012           14,379
                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................          54,970              494
  Cash used to retire short-term debt, net .......................          (5,000)              --
  Contributions from minority interest ...........................              --            2,191
                                                                          --------         --------
           Net cash provided by financing activities .............          49,970            2,685
                                                                          --------         --------
NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS ...................................................          31,363           (9,264)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ........................           9,784           15,246
                                                                          --------         --------
CASH AND EQUIVALENTS, END OF PERIOD ..............................        $ 41,147         $  5,982
                                                                          ========         ========



         The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three and six month periods ended June 30, 1998 and June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

         Certain amounts have been restated from the previously reported balances to conform to the 1998 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):


                                                   JUNE 30,            DECEMBER 31,
                                                     1998                  1997
                                                    ------                ------
Raw materials                                       $2,852                $1,660
Work-in-progress                                        --                    28
Finished goods                                       1,985                 1,323
                                                    ------                ------
  Total                                             $4,837                $3,011
                                                    ======                ======

NOTE 3.  COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.


(In thousands)                                         Three Months Ended                 Six Months Ended
                                                              June 30,                        June 30,
                                                      1998             1997              1998             1997
                                                     -------          ------            ------           -----
NET LOSS............................................$(13,221)        $(15,951)        $(24,929)        $(29,910)

OTHER COMPREHENSIVE INCOME
  Unrealized holding gains
  on available-for-sale-securities .................       4               50                4               17
                                                    --------         --------         --------         --------

COMPREHENSIVE INCOME................................$(13,217)        $(15,901)        $(24,925)        $(29,893)
                                                    ========         ========         ========         ========

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS No. 133, required beginning January 2000, to have a material effect on its consolidated financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the completion of development of the Company's new high-speed network, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to enter into partnerships to deploy networks and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1997, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

         Revenues consist of service and product revenues. Service revenues are derived from the subscriber fees and modem rentals for Ricochet and fees for UtiliNet(R) customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

         Total revenues decreased to $4.4 million for the second quarter of 1998 and increased to $8.0 million for the first six months of 1998 from $4.7 million in the second quarter of 1997 and $6.5 million for the first six months of 1997. Service revenues increased to $2.3 million for the second quarter of 1998 and increased to $4.3 million for the first six months of 1998 from $2.2 million in the second quarter of 1997 and $3.4 million for the first six months of 1997. The increase in service revenues is primarily due to increased subscriber fees resulting from a larger Ricochet subscriber base. Product revenues decreased to $2.1 million for the second quarter of 1998 and increased to $3.7 million for the first six months of 1998 from $2.5 million in the second quarter of 1997 and $3.2 million for the first six months of 1997. The fluctuations in product revenues in the second quarter and first six months of 1998 compared with the respective periods of 1997 was primarily due to differences in the timing of shipments of UtiliNet products.

Cost of Revenues

         Cost of service revenues consist primarily of costs incurred to deploy and operate Ricochet networks, the cost to obtain site agreements for the Company's network infrastructure, the cost of providing customer support, certain costs associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers.

         Cost of service revenues were $7.6 million for the second quarter of 1998 and $13.7 million in the first six months of 1998 compared with $6.8 million in the second quarter of 1997 and $13.7 million in the first six months of 1997. The increase in the second quarter of 1998 over the comparable period in 1997 is primarily due to launching right of way initiatives in ten new metropolitan areas. Cost of service revenues is expected to increase and exceed service revenues for the foreseeable future as the Company continues to increase efforts to obtain right of way agreements and deploy its high speed networks.

         Cost of product revenues remained relatively unchanged at $1.4 million in the second quarter 1998 when compared with the same quarter in 1997. Cost of product revenues for the six month period increased to $2.8 million in 1998 from $1.7 million for the first six months of 1997. The increase was primarily due to increased Ricochet modem sales. Cost of product revenues as a percentage of product revenues increased to 68% for the second quarter of 1998 and 75% for the first six months of 1998 compared with 56% and 53% for the respective periods of 1997. The increase was primarily due to a higher proportion of product revenues thus far in 1998 derived from the sale of lower margin Ricochet modems versus Utilinet products.

Research and Development

         Research and development expenses increased to $3.7 million for the second quarter of 1998 and $6.8 million for the first six months of 1998 from $2.9 million for the second quarter of 1997 and $5.9 million for the first six months of 1997. Research and development activities include the development of a high-speed network and subscriber device and enhancements to the technology employed by the Company's current networks. The Company plans to continue the high level of investment in research and development in the foreseeable future.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to $4.6 million for the second quarter of 1998 and $8.9 million for the first six months of 1998 from $5.4 million for the second quarter of 1997 and $10.8 million in the first 6 months of 1997. In the second quarter of 1998, selling expenses decreased approximately $600,000 and general and administrative expenses decreased approximately $200,000 compared with the second quarter of 1997. The decrease in selling expenses is primarily attributable to a lower level of advertising activity. The decline in general and administrative expenses primarily resulted from decreased legal and professional fees associated with regulatory matters in 1998. Selling, general and administrative expenses are expected to increase for the foreseeable future.

Interest Income and Expense

         Interest expense decreased to $1.0 million in the second quarter of 1998 and $2.0 million for the first six months of 1998 from $1.2 million in the second quarter of 1997 and $2.1 million in the first six months of 1997. Interest expense in the second quarter of 1997 included a one-time charge for the interest paid against short-term borrowings incurred to participate in the FCC auction in April 1997. Interest income increased to $671,000 for the second quarter of 1998 from $549,000 in the second quarter of 1997 primarily due to a higher average balance of cash, cash equivalents and short-term investments in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had cash and cash equivalents and short-term and long-term investments of $41.3 million and working capital of $40.2 million. The Company's accounts receivable increased to $2.5 million as of June 30, 1998 from $2.3 million as of December 31, 1997 due primarily to an increase in the Ricochet subscriber base. The Company's inventories increased to $4.8 million as of June 30, 1998 from $3.0 million as of December 31, 1997 due primarily to an increase in components to be used in the manufacture of a new high speed network. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of its networks.

         Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. As a result, as of June 30, 1998, the Company had incurred $174.2 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Capital expenditures were $9.2 million and $1.4 million in the first six months of 1997 and 1998, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the development and deployment of its networks and efforts to attract network subscribers. The Company also expects that, to the extent its subscriber base grows, increasingly significant capital expenditures will be required to procure modems.

         The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has sold equity and convertible debt securities creating net proceeds to the Company of approximately $217.0 million. These sales have included (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan with net proceeds to the Company of approximately $53.7 million in 1998.

         The Company believes that the Company's existing cash and investments, interest income from investments and contributions received from strategic partners will be adequate to satisfy its capital expenditure, operating loss and working capital requirements through 1998. The Company will need to raise additional funds to complete the deployment and commercialization of its current and future networks. There can be no assurance that additional funds will be available on commercially reasonable terms or at all. If such funding is not available, the Company will be forced to slow technology development and network deployment and implement additional cost-reduction measures.

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

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Stockholders of Metricom, Inc was held on June 26, 1998.

     b) Robert P. Dilworth, Ralph Derrickson and Timothy A. Dreisbach were elected to the Board of Directors to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected.

     c) The following persons are persons whose terms of office as Directors of the Company continued after the meeting:

            Director                                    Term Expires
            --------                                    ------------
            David E. Liddle                                 2000
            William D. Savoy                                2000
            Robert S. Cline                                 1999
            Justin L. Jaschke                               1999

     d) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

     1) Elect Robert P. Dilworth, Ralph Derrickson and Timothy A. Dreisbach as Directors to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected:

                                                        For             Withheld
                                                     ----------         --------
            Robert P. Dilworth                       11,103,097          61,235
            Ralph Derrickson                         11,111,928          52,404
            Timothy A. Dreisbach                     11,105,452          58,880

     2)     Approve the Company's 1997 Equity Incentive Plan, as amended.

            For: 9,949,440          Against: 1,160,821           Abstain: 54,071

     3)     Approve the Company's 1991 Employee Stock Purchase Plan, as amended.

            For: 10,896,279         Against: 214,405             Abstain: 53,648

     4) Approve the Company's 1993 Non-Employee Directors' Stock Option Plan, as amended.

            For: 10,070,961         Against: 1,025,635           Abstain: 67,736

     5) Ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1998

            For: 11,076,912         Against: 44,215              Abstain: 43,205

ITEM 5.  OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company by January 22, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended). Notwithstanding the foregoing, in the event the date of the 1999 annual meeting of stockholders is changed by more than 30 days from the date contemplated at the time the Company's proxy statement for the 1998 annual meeting of stockholders was sent to stockholders, stockholders who wish to bring matters or propose nominees for director must provide such information to the Company within a reasonable time before the proxy statement relating to the 1999 annual meeting of stockholders is sent to stockholders.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

            27.1   Financial Data Schedule

         b. Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        METRICOM, INC.
                                        (Registrant)




                                     By: /s/ VANESSA A. WITTMAN
                                        ----------------------------------------
Date: August 12, 1998                   Vanessa A. Wittman
                                        Chief Financial Officer and Duly
                                        Authorized Officer

                                 EXHIBIT INDEX



         Exhibit #       Description
         ---------       -----------

           27.1          Financial Data Schedule
