Form 10-Q
period 1998-09-30
METRICOM INC / DE
filed 1998-11-13
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to_______________

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

                             Yes [X]    No [ ]

        The number of shares of common stock outstanding as of November 4, 1998 was 18,651,563.

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


PART I.        FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          SEP. 30,            DEC. 31,
                                                                            1998                1997
                                                                          ---------           ---------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................          $  24,991           $   9,784
  Short-term investments .......................................                 --               4,390
  Accounts receivable, net .....................................              2,028               2,278
  Inventories ..................................................              5,335               3,011
  Prepaid expenses and other ...................................              2,413               1,124
                                                                          ---------           ---------
      Total current assets .....................................             34,767              20,587
PROPERTY AND EQUIPMENT, net ....................................             21,778              25,875
LONG-TERM INVESTMENTS ..........................................                 58                 300
OTHER ASSETS, net ..............................................              3,245               4,341
                                                                          ---------           ---------
      Total assets .............................................          $  59,848           $  51,103
                                                                          =========           =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .............................................          $   4,065           $   3,143
  Accrued liabilities ..........................................              9,363               5,464
  Note payable .................................................                 --               5,000
                                                                          ---------           ---------
      Total current liabilities ................................             13,428              13,607
                                                                          ---------           ---------

LONG-TERM DEBT .................................................             45,000              45,000
                                                                          ---------           ---------
OTHER LIABILITIES ..............................................                939               1,129
                                                                          ---------           ---------
MINORITY INTEREST ..............................................              5,184               5,184
                                                                          ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock .................................................                 19                  14
  Additional paid-in capital ...................................            190,513             135,466
  Unrealized holding gain on investments .......................                 --                   1
  Accumulated deficit ..........................................           (195,235)           (149,298)
                                                                          ---------           ---------
      Total stockholders' equity (deficit) .....................             (4,703)            (13,817)
                                                                          ---------           ---------
      Total liabilities and stockholders' equity (deficit).....           $  59,848           $  51,103
                                                                          =========           =========



   The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                         SEP. 30, 1998  SEP. 30, 1997           SEP. 30, 1998  SEP. 30, 1997
                                         -------------  -------------           -------------   ------------
REVENUES:
  Service revenues .............          $  2,001           $  1,607           $  6,251              4,980
  Product revenues .............             2,194              1,534              5,908              4,697
                                          --------           --------           --------           --------
      Total revenues ...........             4,195              3,141             12,159              9,677
                                          --------           --------           --------           --------

COSTS AND EXPENSES:
  Cost of service revenues .....             9,632              6,299             23,354             19,973
  Cost of product revenues .....             1,155              1,297              3,946              2,984
  Research and development .....             6,043              2,763             12,816              8,652
  Selling, general and
     administrative ............             7,872              4,876             16,738             15,640
  Provision for Overall Wireless                --                 --                 --              3,611
                                          --------           --------           --------           --------

  Total costs and expenses .....            24,702             15,235             56,854             50,860
                                          --------           --------           --------           --------

    Loss from operations .......           (20,507)           (12,094)           (44,695)           (41,183)

INTEREST EXPENSE ...............               965              1,071              2,930              3,202
INTEREST INCOME ................               466                353              1,690              1,663
                                          --------           --------           --------           --------

    Net loss ...................          $(21,006)          $(12,812)          $(45,935)          $(42,722)
                                          ========           ========           ========           ========

BASIC & DILUTED
  NET LOSS PER SHARE............          $  (1.13)          $  (0.94)          $  (2.55)          $  (3.14)
                                          ========           ========           ========           ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ...........            18,610             13,648             18,022             13,610
                                          ========           ========           ========           ========





   The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  SEP. 30,          SEP. 30,
                                                                                    1998               1997
                                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................          $(45,935)          $(42,722)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ....................................             6,774              5,782
       Provision for Overall Wireless ..................................                --              3,611
     (Increase) decrease in accounts receivable,
         prepaid expenses and other current assets .....................            (1,039)                33
      Increase in inventories ..........................................            (2,324)              (943)
      Increase(decrease) in accounts payable, accrued liabilities,
         and other liabilities .........................................             4,631             (1,051)
                                                                                  --------           --------
           Net cash used in operating
             activities ................................................           (37,893)           (35,290)
                                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..................................            (2,322)           (10,237)
  Other ................................................................               155             (3,551)
  Purchase of investments ..............................................                --            (18,941)
  Proceeds from the sale of investments ................................             4,389             54,653
                                                                                  --------           --------
           Net cash provided by investing activities ...................             2,222             21,924
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...............................            55,878                885
  Cash used to retire short-term debt, net .............................            (5,000)                --
  Contributions from minority interest .................................                --              2,191
                                                                                  --------           --------
           Net cash provided by financing activities ...................            50,878              3,076
                                                                                  --------           --------
NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS .........................................................            15,207            (10,290)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..............................             9,784             15,246
                                                                                  --------           --------
CASH AND EQUIVALENTS, END OF PERIOD.....................................          $ 24,991           $  4,956
                                                                                  ========           ========



   The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three and nine-month periods ended September 30, 1998 and September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

        Certain amounts have been restated from the previously reported balances to conform to the 1998 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month periods ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                          SEP. 30,        DEC. 31,
                           1998            1997
                          ------          ------
Raw materials             $2,788          $1,660
Work-in-progress               2              28
Finished goods             2,545           1,323
                          ------          ------
  Total                   $5,335          $3,011
                          ======          ======

NOTE 3. COMPREHENSIVE INCOME LOSS

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.

(In thousands)                                      Three Months Ended                  Nine Months Ended
                                                         Sep. 30,                            Sep. 30,
                                                1998              1997                1998               1997
                                             --------           --------           --------           --------

NET LOSS ..................................  $(21,006)          $(12,812)          $(45,935)          $(42,722)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses)
  on available-for-sale securities ........        (5)                16                 (1)                33
                                             --------           --------           --------           --------

COMPREHENSIVE INCOME (LOSS) ...............  $(21,011)          $(12,796)          $(45,936)          $(42,689)
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

NOTE 7. NEW ACCOUNTING STANDARDS

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

        Total revenues increased to $4.2 million for the third quarter of 1998 and $12.2 million for the first nine months of 1998 from $3.1 million in the third quarter of 1997 and $9.7 million for the first nine months of 1997. Service revenues increased to $2.0 million for the third quarter of 1998 and $6.3 million for the first nine months of 1998 from $1.6 million in the third quarter of 1997 and $5.0 million for the first nine months of 1997. The increase in service revenues is primarily due to increased subscriber fees resulting from a larger Ricochet subscriber base. Product revenues increased to $2.2 million for the third quarter of 1998 and $5.9 million for the first nine months of 1998 from $1.5 million in the third quarter of 1997 and $4.7 million for the first nine months of 1997. These increases in product revenues are due to increases in shipments of both Utilinet and Ricochet products.

Cost of Revenues

        Cost of service revenues consist primarily of costs incurred to deploy and operate Ricochet networks, the cost to obtain right of way and site agreements for the Company's network infrastructure, the cost of providing customer support, certain costs associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers.

        Cost of service revenues were $9.6 million for the third quarter of 1998 and $23.4 million in the first nine months of 1998 compared with $6.3 million in the third quarter of 1997 and $20.0 million in the first nine months of 1997. The increase in the third quarter and first nine months of 1998 over the comparable periods in 1997 is primarily due to launching right of way initiatives in ten new metropolitan areas. Cost of service revenues is expected to increase and exceed service revenues for the forseeable future as the Company continues to increase efforts to obtain right of way agreements and deploy its high speed networks.

        Cost of product revenues were $1.2 million for the third quarter of 1998 and $3.9 million in the first nine months of 1998 compared with $1.3 million in the third quarter of 1997 and $3.0 million for the first nine months of 1997. The increase was primarily due to increased Ricochet modem sales. Cost of product revenues as a percentage of product revenues decreased to 53% for the third quarter of 1998 and increased to 67% for the first nine months of 1998 compared with 85% and 64% for the respective periods of 1997. The decrease in the third quarter was primarily due to a higher proportion of product revenues in 1998 derived from the sale of higher margin Utilinet products. The increase as a percentage of revenues for the first nine months of 1998 over the comparable period of 1997 is primarily due to higher proportion of product revenues thus far in 1998 derived from the sale of lower margin Ricochet modems versus Utilinet products.

Research and Development

        Research and development expenses increased to $6.0 million for the third quarter of 1998 and $12.8 million for the first nine months of 1998 from $
2.8 million for the third quarter of 1997 and $8.7 million for the first nine months of 1997. Research and development activities include the development of a high-speed network and subscriber device and enhancements to the technology employed by the Company's current networks. The Company plans to continue the high level of investment in research and development in the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $7.9 million for the third quarter of 1998 and $16.7 million for the first nine months of 1998 from $4.9 million for the third quarter of 1997 and $15.6 million in the first nine months of 1997. In the third quarter of 1998, selling, general and administrative expenses increased approximately $3.0 million compared with the third quarter of 1997. The increase in selling, general and administrative expenses is primarily attributable to approximately $2.6 million of severance payable to employees terminated in the third quarter of 1998. Selling, general and administrative expenses are expected to increase for the foreseeable future.

Interest Income and Expense

        Interest expense decreased to $1.0 million in the third quarter of 1998 and $2.9 million for the first nine months of 1998 from $1.1 million in the third quarter of 1997 and $3.2 million in the first nine months of 1997. Interest expense in the first nine months of 1997 included a one-time charge for the interest paid against short-term borrowings incurred to participate in the FCC auction in April 1997. Interest income increased to $466,000 for the third quarter of 1998 from $353,000 in the third quarter of 1997 primarily due to a higher average balance of cash, cash equivalents and short-term investments in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had cash and cash equivalents and short-term and long-term investments of $25.0 million and working capital of $21.3 million. The Company's accounts receivable decreased to $2.0 million as of September 30, 1998 from $2.3 million as of December 31, 1997 due in part to increased collections in the third quarter of 1998 versus the fourth quarter of 1997. The Company's inventories increased to $5.3 million as of September 30, 1998 from $3.0 million as of December 31, 1997 due primarily to an increase in components to be used in the manufacture of a new high speed network. The Company believes that both accounts receivable and inventories will increase in the future in order to support the commercialization of its networks.

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. As a result, as of September 30, 1998, the Company had incurred $195.2 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Capital expenditures were $2.3 million and $10.2 million in the first nine months of 1998 and 1997, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the development and deployment of its networks and efforts to attract network subscribers. The Company also expects that, to the extent its subscriber base grows, increasingly significant capital expenditures will be required to procure modems.

        The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has sold equity and convertible debt securities creating net proceeds to the Company of approximately $217.0 million. These sales have included (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan with net proceeds to the Company of approximately $53.7 million in 1998. In October 1998, the Company secured a line of credit for $30 million from Vulcan Ventures, Inc.

        The Company believes that the it's existing cash and investments, interest income from investments and contributions received from strategic partners, and line of credit will be adequate to satisfy its capital expenditure, operating loss and working capital requirements through 1998. The Company will need to raise additional funds to complete the deployment and commercialization of its current and future networks. There can be no assurance that additional funds will be available on commercially reasonable terms or at all. If such funding is not available, the Company will be forced to slow technology development and network deployment and implement additional cost-reduction measures.

        YEAR 2000 COMPLIANCE

        Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in the next year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 ("Y2K") requirements.

        In the third quarter of 1998, the Company began a plan to remedy the potential Y2K problems. The Company is currently in various stages of assessment, testing and remediation of Y2K compliance, depending on the particular computer systems or software involved. The Company's business and financial systems have recently been upgraded to Oracle 10.7, a current revision which has been certified by the vendor to be Y2K compliant. The Company's microcellular data networks are currently under assessment for Y2K compliance. The Company intends to have its Y2K assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000, the total cost of which has not yet been determined. To date, costs incurred to address Y2K compliance issues have not been material. Costs related to Y2K issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Y2K assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000. Any failure to complete the Y2K assessment, testing, remediation efforts and development of necessary contingency plans prior to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

In the next year, the Company will communicate with its key suppliers to assess Y2K compliance. There can be no assurance that the Company's key suppliers have or will have information technology systems, non-information technology systems and products that are

Y2K compliant. Similarly, there can be no assurance that the Company's customers have, or will have information technology systems, non-information technology systems and products that are Y2K compliant. Any Y2K problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

In the event that the Company's planned actions do not resolve the Y2K issues, the Company is prepared to use backup systems, where possible, that do not rely on computers. In other critical functions, where computer systems are essential, the Company intends to develop an alternative contingency plan in the coming months.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       a.      Exhibits:

               27.1   Financial Data Schedule

       b.      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           METRICOM, INC.
                                           (Registrant)




                                           /s/ TIMOTHY A. DREISBACH
                                           -------------------------------------
Date: November 13, 1998                    By: Timothy A. Dreisbach
                                           Chief Executive Officer and Duly
                                           Authorized Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------
27.1              Financial Data Schedule
