Form 10-K
period 1998-12-31
METRICOM INC / DE
filed 1999-03-30
CIK 884318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                December 31, 1998

                         Commission file number 0-19903

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

        The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on March 12, 1999 was $71,686,000. Shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        The number of shares of Common Stock outstanding as of March 12, 1999 was 18,908,774.

             ------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Metricom, Inc. Proxy Statement relating to the annual meeting of stockholders to be held on June 25, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those factors identified below under "Item 1 - Business - Risk Factors."


ITEM 1 - BUSINESS.

        Metricom, Inc. was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to "Metricom" or the "Company" refer to Metricom, Inc. and its subsidiaries. The Company's principal executive offices are located at 980 University Avenue, Los Gatos, California 95032-2375, and its telephone number is (408) 399-8200.

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

OVERVIEW

        The Company began commercial Ricochet service in September 1995, and Ricochet service is now available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas; parts of Los Angeles; and in certain airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of February 28, 1999, there were approximately 26,500 Ricochet subscribers, and the Company estimates that its networks covered areas with an aggregate population of approximately 11 million people.

        The Company's current networks use unlicensed spectrum and provide end users with speeds comparable to commonly used wired modems and, to the Company's knowledge, faster than other portable wireless wide area data communications networks. The Company plans to upgrade its existing Ricochet networks and design modems in order to provide end user speeds comparable to today's high-speed ISDN telephone lines. The high-speed system under development, known as Ricochet2, has demonstrated in Company tests to provide the same service as Ricochet, but at faster downstream speeds of up to 128kbps. This improvement in speed is in part the result of the Company's acquisition of licensed spectrum in the 2.3 GHz frequency band in the Wireless Communications Service ("WCS") auction held by the Federal Communications Commission ("FCC") in 1997. The licensed spectrum consists of two 5 MHz licenses covering the western and central United States, one 5 MHz license covering the northeast United States and 10MHz licenses covering the Seattle, Portland and St. Louis metropolitan areas. The Company intends to use this licensed spectrum, together with unlicensed spectrum in the 902 to 928 MHz and 2.4 GHz frequency bands, with its existing technology and infrastructure to add capacity to its commercial networks and to increase end user speeds to 128 kbps. The Company's existing modems and networks will be compatible with, and enjoy a slight increase in performance as a result of, the Ricochet2 system.

        In January 1998, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, increased its stake in Metricom to 49.5% of the outstanding Common Stock. Vulcan has been an investor in Metricom since 1993. The Company is currently working closely with Vulcan on the strategic plan through which the Company plans to complete the development of Ricochet2 in 1999, and subsequently deploy it in various metropolitan areas in the United States.


THE METRICOM SOLUTION

        The Company's current subscribers include (i) individual users of portable computers in metropolitan areas, (ii) corporate users of portable computers in metropolitan areas, (iii) individual and small-office/home-office users of desktop computers in metropolitan areas, (iv) students, faculty and staff using computers at educational institutions and (v) federal, state and local government users of portable computers in metropolitan areas. In addition, the Company provides wireless wide area data communications solutions to utility companies.

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

        Desktop Replication. The Company targets businesses with mobile workers who require full access to corporate resources from remote locations to mirror the look and functionality of their in-office experience. Productivity and security are key benefits of Ricochet service. Ricochet access to internal corporate resources through a secure gateway combined with the inherent security of the Ricochet mobile digital network allow mobile workers to leverage their familiar desktop setup and LAN functionality to work with critical information remotely. By extending their LAN to the Ricochet wide area network in this way, corporations can provide employee access to internal resources including email, databases, file and fax servers, and Intranet Web sites as well as the public Internet without jeopardizing the security of the LAN.

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

        Speed, Security and Reliability. Ricochet operates at speeds comparable to the most commonly used wired modems, and the Company believes it operates faster than other commercially available wireless wide area data communications networks. The Company plans to upgrade its existing network platforms and design modems in order to provide end user speeds of approximately 128 kbps, which is comparable to today's high-speed ISDN telephone lines. Ricochet's use of frequency-hopping, spread spectrum technology, combined with optional encryption, makes unauthorized interception of its data packets extremely difficult and provides greater security than is currently available from other wired and wireless data communications services. Furthermore, Ricochet is extremely reliable because Ricochet's network radios have a low failure rate. In addition, if a network radio is busy or not functioning properly, data is routed along a different path to its destination within the networks.

        Accessibility. Because of the Company's unique network design and patented routing technology, Ricochet subscribers have not experienced the well-publicized "busy signals" that have been suffered by users of popular on-line services and wired Internet service providers. In addition, subscribers are able to remain on-line with Ricochet for an unlimited amount of time. These benefits result from the use of packet-switched communications in Ricochet networks as compared with circuit switched technology. In packet-switched networks, capacity is based on the amount of data actually passing through the networks at a given time, rather than the number of users on the networks. In addition, system congestion can be reduced and network coverage and capacity can be increased quickly and inexpensively by the installation of additional network or wired access point ("WAP") radios in areas of high use.

        Single-Source Solution; Ease of Installation and Use. Users of other data communications services must usually obtain and integrate a telephone modem, telephone line, Internet service connection and World Wide Web ("Web") browser software, usually from separate parties. By providing the equivalent of all of these in one package, the Company provides "one stop shopping" for Ricochet subscribers. In addition, the subscriber can easily install the system using the self-configuring Ricochet installation software. Finally, Ricochet supports operation with standard TCP/IP protocols and the AT command set used by telephone modems, which permits the use of standard third-party applications designed to support communications using dial-up telephone lines. The Company also provides a dial-in service which eliminates the subscribers need for a separate Internet connection while outside the network coverage area.

SALES, MARKETING AND SUPPORT

        The Company is developing sales channels and processes that make it easy for prospects to learn, familiarize and purchase services and related products. Targeting individuals and business customers, the Company employs both direct and indirect sales channels. The Company's external worldwide website currently supports direct sales through the Internet and is integrated with back-office systems. The website is also used today for supporting indirect sales channels providing information about products, specifications, coverage and pricing to help coordinate these efforts.

        The company has approximately twelve direct sales representatives, approximately three telemarketers, and a limited number of independent dealers. The direct channel focuses on corporations such as Cisco Systems, Inc. and Microsoft Corporation, where users of portable computers and personal digital assistants (PDA) can use secure remote access technology to reach critical information on corporate LANs. Ricochet is sold to Federal government agencies primarily through resellers. The Company structures the compensation arrangements for its direct sales representatives, contract telemarketers, retail outlets and independent dealers so that at least one half of aggregate compensation paid is based on subscribers obtained. Any subscriber obtained must remain a subscriber for at least six months in order for compensation to be paid. The Company expects to increase such sales channels as deployment of networks continues.

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

        The Company provides timely, high quality customer service and technical support to meet the needs of its customers. The Company's current customer service and technical support staff consists of eighteen full-time employees. The Company offers such services through a toll-free telephone number and Web-based support tools. The Company believes that a high level of customer service and technical support is essential to its business and expects to incur significant expenditures in the future to increase its service and support capabilities as deployment of networks continues.

THE RICOCHET NETWORK

        The Company's Ricochet networks use a wireless data communications infrastructure to provide wide area coverage in metropolitan areas. Individual subscribers access the network with wireless portable radio modems that connect to the serial port of a desktop or portable computer or hand-held computing device. Ricochet also supports wireless communications from other devices, such as point-of-sale terminals that can incorporate or connect to a portable radio modem. Ricochet provides user data rates of 10 to 30 kbps, depending on factors such as geography and network usage. The Company believes these user data rates are significantly faster than its wireless competitors and are comparable to commonly used wired modems. The most commonly used wired modems operate at 33.6 and 56.6 kbps; however, the Company estimates that the quality of a telephone line may decrease such rate under certain circumstances.

        The primary elements of a Ricochet network are compact, inexpensive network radios that are deployed on street lights, utility poles and building roofs in a geographical mesh pattern. The Company's mesh network architecture and patented routing technology moves data packets across the network along any of a number of alternative paths, thus allowing data packets to be routed around busy or non-functioning radios. In addition, system congestion can be reduced and network coverage and capacity increased by the installation of one or more relatively inexpensive network radios or WAP radios where needed. Network radios are quickly and easily installed since no wired communications line is required and power is normally obtained directly from the street light. A WAP, which typically incorporates 8 to 12 WAP radios to provide the required capacity, provides service to clusters of up to 140 network radios. The Company believes that a WAP will typically support approximately 1,200 subscribers. The WAP and its associated WAP radios typically provide coverage for up to a 15 to 25 square mile area. In the upgraded network, the Company expects a Super Cell, consisting of three ISM WAPs and one WCS WAP to provide capacity for up to 3,000 subscribers and beyond with upgrades. All of the WAPs in the Ricochet network are interconnected with a high-speed frame relay wired backbone. This wired backbone provides access points to the public switched telephone network, gateways to other networks such as the Internet, private intranets and LANs, which provide e-mail and value-added services.

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

        Portable Services. Current offerings of portable data communications services include CDPD, cellular analog, cellular digital, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. These competitive offerings are generally widely available throughout the United States, and pricing is typically based on usage. The Company estimates that actual user throughput speed for these competitors range from 2 to 12 kbps and consequently, users generally regard the throughput of these networks as not fast enough for standard Internet browsing. In the near future, providers of digital voice PCS service may also become competitors, as many are planning to offer data services using CDMA and TDMA technology. Such data services are expected to be priced on a per minute basis similar to voice services and offer data throughput speeds of up to 14.4 kbps. It is anticipated that PCS providers could offer higher speed solutions by combining channels and refining their protocols.

        Fixed-Point Access. A variety of fixed-point high-speed (up to 1 M) data technologies for both wired and wireless products are in various stages of development. Fixed-point data services and technologies include xDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and point-to-point terrestrial solutions such as those offered by Wavepath. These services are aimed at providing data connectivity to the home or office at high speeds that will support future video & multimedia applications over the Internet, and typically require either high quality phone line connections or special modems and hardware.

        Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies, primarily when the Company's services are used by consumers at home, where a phone line is an available alternative. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on-line service providers such as America Online ("AOL") and the Microsoft Network, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between 28.8 and 56.6 kbps. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet. Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased spending on selling, marketing and product development activities. These factors could have a material adverse effect on the Company's financial condition and operating results. The Company is currently considering to offer, as part of its service offerings to its customers, the ability to access other Internet service providers. Such offering could mitigate the adverse effect described above.

        Most of the current and anticipated competitors in the market for data communications services have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or noncompetitive. The Company's competitors are becoming increasingly aware of the commercial value of technical findings and are becoming more active in seeking patent protection and licensing arrangements for the use of technology that others have developed. The development by others of new products and processes competitive with or superior to those of the Company could render the Company's products obsolete or unattractive. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patents or otherwise develop proprietary products or processes, and secure sufficient capital resources.

        A broad market for wide-area wireless data services has not yet developed. In order for the market to develop, the Company believes that wireless data communications services will need to provide data rates and functionality comparable to those of the predominant mode of wired communications, at an affordable cost, without compromising ease of use.

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

RESEARCH AND DEVELOPMENT

        The Company intends to maintain technology leadership by continuing to invest heavily in research and development of its networking products to increase speed and performance. The Company incurred significant expenditures in 1998 toward the development of Ricochet2. Ricochet2 is a planned upgrade to Ricochet that will use licensed spectrum in the 2.3 GHz frequency together with unlicensed spectrum in the 902 to 928 MHz and 2.4 GHz frequency bands to increase end user speeds to 128 kbps. The Company's existing modems and networks will be compatible with, and enjoy a slight increase in performance as a result of, the Ricochet2 system. The markets in which the Company participates and intends to participate are characterized by rapid technological change. The Company believes that it will for the foreseeable future be required to make significant investments of resources in research and development in order to continue to enhance its services and products. Research and development expense was $13.9 million, $13.2 million and $27.3 million in 1996, 1997 and 1998, respectively. The Company expects research and development expenses to increase in absolute dollars in future periods.


MANUFACTURING

        The Company's printed circuit boards and other subassemblies are assembled on a contract basis by outside manufacturers. The Company's only manufacturing facilities are for final assembly and testing operations, which are performed internally. The Company believes that it has or can develop adequate capacity to meet forecasted demand for its products and networks for at least the next 12 months. However, if customers begin to place large orders for the Company's products or if the Company decides to accelerate deployment of Ricochet2, the Company's present manufacturing capacity may prove inadequate. To be successful, the Company's products and components must be manufactured in commercial quantities at competitive cost and quality. The Company's long-term manufacturing strategy is to supplement its manufacturing capabilities by increasing its outsourcing of product assembly and testing and by licensing other companies to manufacture certain of the Company's products. In the future, the Company will be required to achieve significant product and component cost reductions.

        The Company generally uses standard component parts that are available from multiple sources. However, certain component parts used in the Company's products are available only from sole or limited source vendors. The Company's reliance on these sole or limited source vendors involves certain risks, including the possibility of a shortage of certain key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. The Company has in the past experienced delays due to availability of certain key component parts from suppliers.

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

        Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company believes that other competitive factors are more important than its patent position. However, these patents may not preclude competitors from developing equivalent or superior products and technology to those of the Company. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests.

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

        The commercial success of the Company will also depend in part on the Company not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in the Company's products. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. If the Company cannot obtain a license to any technology that it may require to commercialize its products and services, such failure could have a material adverse effect on the Company. The Company may have to resort to potentially costly litigation to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights.


GOVERNMENT REGULATION OF COMMUNICATIONS ACTIVITIES

        Federal Regulation. The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 - 928 MHz frequency band (the "900 MHz Band") currently used by the Company's Ricochet products, and the 2400 - 2483.5 MHz band (the "2.4 GHz Band") the 2305 - 2315, 2350 - 2360, 2315 - 2320, and 2345 - 2350 MHz bands (the "2.3 GHz Band")
intended to be used, along with the 900 MHz Band, by the Company's Ricochet2 products, which are currently under development. Part 15 of the FCC's regulations provides that the 900 MHz and 2.4 GHz Bands may be authorized for the operation of certified radio equipment without the requirement for a license. The Company designs its license-free products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules. Operations in the 2.3 GHz Band will be in accordance with Part 27 of the FCC's rules governing the Wireless Communications Service ("WCS"), a licensed service.

        License-free operation of the Company's products and other Part 15 products in the 900 MHz and 2.4 GHz Bands is subordinate to certain licensed and unlicensed uses of these bands, including industrial, scientific and medical equipment, the United States government, amateur radio services and, in certain instances, location and monitoring systems. The Company's products must not cause harmful interference to, and must accept interference from, authorized non-Part 15 equipment operating in the band as well as other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the license-free 900 MHz or 2.4 GHz Bands become unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

        Operation in the 2.3 GHz WCS Band is pursuant to licenses that the Company purchased at an FCC spectrum auction. These licenses, issued on July 21,1997, authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington

Major Economic Areas (each as defined by the FCC). When the FCC adopted regulations for WCS, it required that WCS licensees provide certain protections for the adjacent channel Wireless Cable and Instructional Television Fixed services for a period of five years. There is currently pending at the FCC a contested Petition For Reconsideration requesting that this protection period be extended to ten years. While the Company believes that it can provide the requisite protection to adjacent channel users, there can be no assurance that such protection can be provided in a technically or economically feasible manner.

        The WCS operations will require the use of equipment which receives certification from the FCC. While the Company believes it can develop certified
2.3 GHz equipment which performs satisfactorily with its license-free certified equipment operating in the license-free bands, there can be no assurance that such equipment can be developed, or that it can be developed in a timely and economical manner. The licenses for WCS require that "substantial service" be provided to the public in the authorized service areas within ten years of the license grant. In addition, while the WCS licenses expire in ten years, the FCC will grant a "renewal expectancy" to licensees whose operations have been in accordance with the FCC's regulations. Although there can be no assurance of compliance with all of the WCS requirements, the Company believes that it can comply with all of the conditions in an economically efficient manner. Failure to meet any one or all of these conditions could materially and adversely affect the Company's business, financial condition and results of operations.

        The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business, financial condition and results of operations, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in additional licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rule making proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially and adversely affected.

        The FCC has adopted, and affirmed through reconsideration, rules for the Location and Monitoring Service ("LMS"), a licensed service replacing the Automatic Vehicle Monitoring service operating in the 900 MHz Band. There is currently very limited LMS operation; however, the FCC has recently concluded an auction where only four entities purchased licenses for the entire country. This could lead to the proliferation of LMS systems. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band, provided certain "safe harbors," and authorized operation so long as it does not cause "harmful interference," as specifically defined by the FCC. In addition, the FCC provided that all LMS licenses would be conditioned upon testing with the Part 15 community to assure that there is no harmful interference, if any. Although future LMS operations could lead to increased congestion in the 900 MHz Band, the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations. There can be no assurance, however, that the operation of one or more of the Company's network installations at particular locations would not be adversely affected by existing or proposed LMS operations or that extensive LMS operations would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In April 1998, the FCC adopted a Notice of Proposed Rule Making concerning the operation of radio frequency ("RF") lighting devices in, among others, the 2.4 GHz frequency band. RF lighting devices are governed by Part 18 of the FCC's rules and are among the "senior" users in the unlicensed frequency bands. While the FCC did not propose any rule changes that would modify operations in the 2.4 GHz band for any users, the rule making recognized and encouraged the further use of RF lighting devices. The Company, in Comments filed, urged the FCC to limit the amount of RF power generated by RF lighting devices in the 2.4 GHz band. If the FCC chooses not to limit the amount of power generated by RF lighting devices in the 2.4 GHz band, RF lighting devices could interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, there can be no assurance that the proliferation of RF lighting devices in the 2.4 GHz band would not have a material adverse affect on the Company's business, financial condition and results of operations.

        The FCC has pending a Notice of Proposed Rulemaking concerning implementation of the Communications Assistance For Law Enforcement Act ("CALEA"). CALEA requires entities offering certain communications services to provide a means by which law enforcement agencies can conduct electronic surveillance in the face of changing communications technologies. Because of exemptions provided in the Act itself, the Company believes that the CALEA provisions are not applicable to its operations. If the FCC or the courts nevertheless require the Company to implement CALEA compliance capability, such action could have a material adverse impact on the Company's business, financial condition and results of operations.

        In June 1993, the FCC issued a Notice of Inquiry soliciting comments on a private entity's proposal to authorize non-government, wind profiler radar systems in the 900 MHz Band. Before the FCC can adopt any rules for wind profiler radar systems in this band, it would have to issue a Notice of Proposed Rule Making, and the Company would have an opportunity to participate in the proceeding. Nevertheless, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        State and Local Regulation. The Company often requires the siting of its network radios and WAPs on public rights-of-way and other public property. Due to state and local right-of-way, zoning and franchising issues, the Company is not always able to place its radios in the most desirable locations, on an optimal schedule or in the most cost-effective manner. There can be no assurance that state and local processes associated with radio location will not have a material adverse effect on the Company's business, financial condition or results of operations.

        As a result of amendments to the Communications Act of 1934, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Internet Regulation. Due to the increase in Internet use and publicity, it is possible that new laws and regulations may be adopted, and that changes in laws or regulations may be made, with respect to the Internet, including laws regarding privacy, pricing and characteristics of services or products. Certain other legislative initiatives, including those involving taxation of Internet services and transactions, and payment of access charges by Internet providers have also been proposed. Any legislation or regulation regarding the Internet could adversely impact the Company's ability to provide its planned services and have a material adverse effect on the Company's business, financial condition and results of operations. The Company cannot predict the impact, if any, that future laws or any legal changes may have on its business.

BACKLOG

        The Company had backlog of $600,000 and $450,000 as of December 31, 1997 and 1998, respectively. Backlog as of any particular date is cancelable at any time without penalty and should not be relied on as an indicator of future revenues.

EMPLOYEES

        As of December 31, 1998, the Company employed approximately 310 people, all of whom were based in the United States. Of the total employees, 40 were in manufacturing, 63 were in network operations and deployment, 101 were in research and development, 42 were in sales, marketing and customer support and 64 were in administration. The Company is highly dependent on certain members of its management and engineering staff, the loss of the services of one or more of whom might impede the achievement of the Company's development, deployment and commercialization of the Company's products and services. With the exception of the Chief Executive Officer, none of these individuals has an employment contract with the Company. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relations with its employees to be good.


RISK FACTORS

FUTURE FUNDING NEEDED

        The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern through 1999. At February 1, 1999, the Company had working capital of approximately $5.2 million and $20 million available on a line of credit with Vulcan Ventures. At the Company's current level of operations and rate of negative cash flow, management anticipates that the Company's cash and cash equivalents and available financing will be adequate to satisfy the Company's operating loss and capital expenditure requirements through June 1999. The Company is working with an investment banker to identify a strategic partner that will facilitate the deployment of the Company's high-speed network. The Company is currently in discussions with various potential partnership candidates. Management anticipates that such strategic partner will also provide financing for the Company's future operations. In the event that the Company does not enter into a strategic partnership by May 1999, management plans to reduce the level of operations of the Company and consider other financing alternatives that will enable the Company to continue as a going concern. There can be no assurance that financing will be available to the Company or that the Company will be able to successfully negotiate an agreement with a strategic partner.

        The Company intends to continue development of its next-generation, high-speed network and modem and deployment and commercialization of Ricochet. In order to do so, the Company will need to raise additional funds through the sale of equity or debt securities in private or public financings or through strategic partnerships. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. In addition, Vulcan's control position may deter or discourage investors who may otherwise have provided financing to the Company. If the Company cannot obtain additional financing, it may be required to scale back its development and commercialization activities, which could seriously harm the Company's business, financial condition and results of operations.


EARLY-STAGE TECHNOLOGY; FUTURE OPERATING LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS

        The Company's Ricochet technology is at an early stage of development and has been in commercial operation for only a short period of time; consequently, the Company has limited historical financial information for you to evaluate. The Company will incur significant expenses in advance of generating revenues and is expected to realize significant operating losses in the future as a result of the continuing development, deployment and commercialization of its Ricochet networks. The Company's future operating results are subject to a number of risks, including the Company's ability to implement its strategic plan, to attract and retain qualified individuals and to raise appropriate financing as necessary. As such, the timing and extent of revenue receipts and expense disbursements and the Company's ability to successfully complete all of the tasks associated with developing and maintaining a successful enterprise are all uncertain. In addition, there can be no assurance that the Company will be able to successfully manage operations. Management's failure to guide and control growth effectively (including implementing adequate systems, procedures and controls in a timely manner) could have a material adverse effect on the Company's financial condition and results of operations.

        Expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services had led to cumulative net losses through December 31, 1998 of approximately $233.5 million. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while it continues to develop and deploy its Ricochet networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner.

UNCERTAINTY REGARDING DEPLOYMENT OF NETWORKS AND ACQUISITION OF DEPLOYMENT AGREEMENTS.

         The Company's future success depends on the successful deployment of Ricochet in major metropolitan areas of the United States. Before offering Ricochet service, the Company must complete deploying the network in a portion of a metropolitan area that is large enough to justify commencement of marketing and sales efforts. Deploying the network includes obtaining site agreements, designing the network configuration, installing the network infrastructure and testing the network. After initial deployment and commencement of service in a portion of a metropolitan area, the Company can extend the geographic coverage of the Ricochet network to additional portions of the metropolitan area. Problems or delays in carrying out the deployment plan could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has limited prior experience in deploying and operating a wireless data communications service. Accordingly, the timing or extent of the deployment of Ricochet is uncertain.

        The construction of the Company's networks will depend to a significant degree on the Company's ability to lease or acquire sites for the location of its network equipment and to maintain agreements for such sites as needed. The Company installs most of its Ricochet network radios on streetlights on which it leases space from electric utilities, municipalities or other local government entities. In addition, the Company often must contract with providers of electricity to the street lights to provide power for the Company's network radios and with owners of the right-of-way in which street lights are located. Completing these complex contracts has caused significant delays in deploying Ricochet networks. The Company must deal separately with each city in which it plans to deploy its network. In some instances, cities have never faced requests similar to the Company's, are reluctant to grant such rights or do not have a process in place to do so. The Company must then meet with various municipal organizations to discuss issues such as pricing, health and safety concerns, traffic disruption, aesthetics and citizen concerns. If the Company is unable to negotiate, renew or extend site agreements in a timely manner and on commercially reasonable terms, or at all, it would need to obtain sites to deploy network radios on commercial buildings, residential dwellings or similar structures. Deploying a large area in this manner could be significantly more expensive than installing network radios on street lights and may be restricted or prohibited by a municipality. The Company also leases space on building rooftops for its Wireless Access Point ("WAP") sites. In connection with the leasing of WAP sites, the Company faces competition with other providers of wireless communication services. The Company expects that the site acquisition process will continue throughout the construction of the Company's networks. Each stage of the process involves various risks and contingencies, many of which are not within the control of the Company and any of which could adversely affect the construction of the Company's networks should there be delays or other problems.

MARKET ACCEPTANCE UNCERTAIN

        The market might not accept Ricochet. A broad market for wide area wireless data communications services has not yet developed. As a result, the Company cannot reliably estimate the extent of the potential demand for Ricochet service. In addition, the Company has limited experience marketing its Ricochet service. As of February 28, 1999, the Company had approximately 26,500 subscribers. The Company believes that market acceptance depends principally on:

o       cost competitiveness,
o       data rate,
o       ease of use, including compatibility with existing applications,
o       cost and size of Ricochet modems,
o       extent of coverage,
o       customer support,
o       marketing,
o       distribution and
o       pricing strategies of the Company and competitors,
o       Company reputation and
o       general economic conditions.

        Some of the foregoing factors are beyond the control of the Company. If the Company's customer base for Ricochet does not expand as required to support the deployment of additional networks, the Company's business, financial condition and operating results will be materially adversely affected. In addition, the market for wireless communications services is characterized by a high customer turnover rate. The Company might not be able to retain existing or future customers.

CAPITAL NEEDS; ADDITIONAL FINANCING UNCERTAIN

        The Company intends to continue to develop, deploy and commercialize its Ricochet networks. The timing and amount of capital expenditures may vary significantly depending on numerous factors including:

o       market acceptance of Ricochet,
o availability and financial terms of site agreements for the Company's network infrastructure,
o       technological feasibility,
o       availability of Ricochet radios and modems and
o availability of sufficient management, technical, marketing and financial resources.

        The Company will need to raise additional funds through the sale of its equity or debt securities in private or public financings or through strategic partnerships in order to complete the deployment and commercialization of Ricochet. Funds raised may prove insufficient to fund planned deployment. Additional financing might not be available or, might only be available on terms unfavorable to the Company. If the Company cannot obtain additional financing, it may be required to scale back the planned deployment of its Ricochet networks and reduce capital expenditures, which would have a material adverse effect on the Company's business, financial condition and operating results.

INDUSTRY IS HIGHLY COMPETITIVE

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

        Portable Services. Current offerings of portable data communications services include CDPD, cellular analog, cellular digital, ARDIS, RAM and two-way paging. The primary attributes distinguishing these competitors are speed, price and availability. These competitive offerings are generally widely available throughout the United States, and pricing is typically based on usage. The Company estimates that actual user throughput speed for these competitors range from 2 to 12 kbps and consequently, users generally regard the throughput of these networks as not fast enough for standard Internet browsing. In the near future, providers of digital voice PCS service may also become competitors, as many are planning to offer data services using CDMA and TDMA technology. Such data services are expected to be priced on a per minute basis similar to voice services and offer data throughput speeds of up to 14.4 kbps. It is anticipated that PCS providers could offer higher speed solutions by combining channels and refining their protocols.

        Fixed-Point Access. A variety of fixed-point high-speed (up to 1 M) data technologies for both wired and wireless products are in various stages of development. Fixed-point data services and technologies include xDSL, wireless LANs, cable modems, satellite service, Integrated Services Digital Network ("ISDN") and point-to-point terrestrial solutions such as those offered by Wavepath. These services are aimed at providing data connectivity to the home or office at high speeds that will support future video & multimedia applications over the Internet, and typically require either high quality phone line connections or special modems and hardware.

        Internet Access Services. The Company's Internet access services compete with those currently offered by a large number of companies, primarily when the Company's services are used by consumers at home, where a phone line is an available alternative. The Company believes that existing competitors include numerous national and regional independent Internet service providers, established on-line service providers such as America Online ("AOL") and the Microsoft Network, as well as long distance and regional telephone companies. These services are typically offered over the phone network at speeds ranging between 28.8 and 56.6 kbps. Certain competitors could choose to offer Internet or on-line services at a price substantially below that of Ricochet. Such actions would place the Company at a substantial competitive disadvantage. The competitive environment could limit the Company's ability to grow its subscriber base and retain existing subscribers and could result in increased spending on selling, marketing and product development activities. These factors could have a material adverse effect on the Company's financial condition and operating results. The Company is currently considering to offer, as part of its service offerings to its customers, the ability to access other Internet service providers. Such offering could mitigate the adverse effect described above.

        Most of the current and anticipated competitors in the market for data communications services have substantially greater management, technical, marketing and financial resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing new technologies, products and services that achieve broader market acceptance or that could render Ricochet obsolete or noncompetitive. The Company's competitors are becoming increasingly aware of the commercial value of technical findings and are becoming more active in seeking patent protection and licensing arrangements for the use of technology that others have developed. The development by others of new products and processes competitive with or superior to those of the Company could render the Company's products obsolete or unattractive. The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patents or otherwise develop proprietary products or processes, and secure sufficient capital resources.

        A broad market for wide-area wireless data services has not yet developed. In order for the market to develop, the Company believes that wireless data communications services will need to provide data rates and functionality comparable to those of the predominant mode of wired communications, at an affordable cost, without compromising ease of use.

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

        Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company believes that other competitive factors are more important than its patent position. However, these patents may not preclude competitors from developing equivalent or superior products and technology to those of the Company. There can be no assurance that the measures adopted by the Company for the protection of its intellectual property will be adequate to protect its interests.

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

        The commercial success of the Company will also depend in part on the Company not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in the Company's products. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. If the Company cannot obtain a license to any technology that it may require to commercialize its products and services, such failure could have a material adverse effect on the Company. The Company may have to resort to potentially costly litigation to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights.

THE COMPANY'S COMMUNICATION ACTIVITIES ARE REGULATED

        Federal Regulation. The Company is subject to various FCC regulations. The FCC, pursuant to the Communications Act, regulates non-government use of the electromagnetic spectrum in the United States, including the 902 - 928 MHz frequency band (the "900 MHz Band") currently used by the Company's Ricochet products, and the 2400 - 2483.5 MHz band (the "2.4 GHz Band") the 2305 - 2315, 2350 - 2360, 2315 - 2320, and 2345 - 2350 MHz bands (the "2.3 GHz Band")
intended to be used, along with the 900 MHz Band, by the Company's Ricochet2 products, which are currently under development. Part 15 of the FCC's regulations provides that the 900 MHz and 2.4 GHz Bands may be authorized for the operation of certified radio equipment without the requirement for a license. The Company designs its license-free products to conform with, and be certified under, the FCC's Part 15 spread spectrum rules. Operations in the 2.3 GHz Band will be in accordance with Part 27 of the FCC's rules governing the Wireless Communications Service ("WCS"), a licensed service.

        License-free operation of the Company's products and other Part 15 products in the 900 MHz and 2.4 GHz Bands is subordinate to certain licensed and unlicensed uses of these bands, including industrial, scientific and medical equipment, the United States government, amateur radio services and, in certain instances, location and monitoring systems. The Company's products must not cause harmful interference to, and must accept interference from, authorized non-Part 15 equipment operating in the band as well as other Part 15 equipment operating in the band. If the Company were unable to eliminate any such harmful interference caused by its products through technical or other means, or were unwilling to accept interference caused by others to its services, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the license-free 900 MHz or 2.4 GHz Bands become unacceptably crowded, and no additional frequencies are allocated by the FCC, the Company's business, financial condition and results of operations could be materially and adversely affected.

        Operation in the 2.3 GHz WCS Band is pursuant to licenses that the Company purchased at an FCC spectrum auction. These licenses, issued on July 21,1997, authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington Major Economic Areas (each as defined by the FCC). When the FCC adopted regulations for WCS, it required that WCS licensees provide certain protections for the adjacent channel Wireless Cable and Instructional Television Fixed services for a period of five years. There is currently pending at the FCC a contested Petition For Reconsideration requesting that this protection period be extended to ten years. While the Company believes that it can provide the requisite protection to adjacent channel users, there can be no assurance that such protection can be provided in a technically or economically feasible manner.

        The WCS operations will require the use of equipment which receives certification from the FCC. While the Company believes it can develop certified
2.3 GHz equipment which performs satisfactorily with its license-free certified equipment operating in the license-free bands, there can be no assurance that such equipment can be developed, or that it can be developed in a timely and economical manner. The licenses for WCS require that "substantial service" be provided to the public in the authorized service areas within ten years of the license grant. In addition, while the WCS licenses expire in ten years, the FCC will grant a "renewal expectancy" to licensees whose operations have been in accordance with the FCC's regulations. Although there can be no assurance of compliance with all of the WCS requirements, the Company believes that it can comply with all of the conditions in an economically efficient manner. Failure to meet any one or all of these conditions could materially and adversely affect the Company's business, financial condition and results of operations.

        The regulatory environment in which the Company operates is subject to change. Changes in the regulation of the Company's activities by the FCC, as a result of its own regulatory process or as directed by legislation or the courts, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business, financial condition and results of operations, and the Company might deem it necessary or advisable to move to another of the Part 15 bands or to obtain the right to operate in additional licensed spectrum or other portions of the unlicensed spectrum. Redesigning products to operate in another band could be expensive and time consuming, and there can be no assurance that such redesign would result in commercially viable products. In addition, there can be no assurance that, if needed, the Company could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. On an ongoing basis, the FCC proposes and issues new rules and amendments to existing rules that affect the Company's business. The Company closely monitors the FCC's activities and, when appropriate, actively participates in policy and rule making proceedings. The Company is currently monitoring several proceedings at the FCC that could have an impact on the Company. If the FCC adopts rules that directly or indirectly restrict the Company's ability to conduct its business as currently conducted or proposed to be conducted, the Company's business, financial condition or operating results could be materially and adversely affected.

        The FCC has adopted, and affirmed through reconsideration, rules for the Location and Monitoring Service ("LMS"), a licensed service replacing the Automatic Vehicle Monitoring service operating in the 900 MHz Band. There is currently very limited LMS operation; however, the FCC has recently concluded an auction where only four entities purchased licenses for the entire country. This could lead to the proliferation of LMS systems. In adopting the LMS rules, the FCC affirmed the right of Part 15 users such as the Company to operate in this frequency band, provided certain "safe harbors," and authorized operation so long as it does not cause "harmful interference," as specifically defined by the FCC. In addition, the FCC provided that all LMS licenses would be conditioned upon testing with the Part 15 community to assure that there is no harmful interference, if any. Although future LMS operations could lead to increased congestion in the 900 MHz Band, the Company believes that there are sufficient means to mitigate harmful interference to Part 15 operations. There can be no assurance, however, that the operation of one or more of the Company's network installations at particular locations would not be adversely affected by existing or proposed LMS operations or that extensive LMS operations would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In April 1998, the FCC adopted a Notice of Proposed Rule Making concerning the operation of radio frequency ("RF") lighting devices in, among others, the 2.4 GHz frequency band. RF lighting devices are governed by Part 18 of the FCC's rules and are among the "senior" users in the unlicensed frequency bands. While the FCC did not propose any rule changes that would modify operations in the 2.4 GHz band for any users, the rule making recognized and encouraged the further use of RF lighting devices. The Company, in Comments filed, urged the FCC to limit the amount of RF power generated by RF lighting devices in the 2.4 GHz band. If the FCC chooses not to limit the amount of power generated by RF lighting devices in the 2.4 GHz band, RF lighting devices could interfere with the Company's operations in certain discrete geographic areas. Although the Company believes it would be able to overcome such interference, if any, there can be no assurance that the proliferation of RF lighting devices in the 2.4 GHz band would not have a material adverse affect on the Company's business, financial condition and results of operations.

        The FCC has pending a Notice of Proposed Rulemaking concerning implementation of the Communications Assistance For Law Enforcement Act ("CALEA"). CALEA requires entities offering certain communications services to provide a means by which law enforcement agencies can conduct electronic surveillance in the face of changing communications technologies. Because of exemptions provided in the Act itself, the Company believes that the CALEA provisions are not applicable to its operations. If the FCC or the courts nevertheless require the Company to implement CALEA compliance capability, such action could have a material adverse impact on the Company's business, financial condition and results of operations.

        In June 1993, the FCC issued a Notice of Inquiry soliciting comments on a private entity's proposal to authorize non-government, wind profiler radar systems in the 900 MHz Band. Before the FCC can adopt any rules for wind profiler radar systems in this band, it would have to issue a Notice of Proposed Rule Making, and the Company would have an opportunity to participate in the proceeding. Nevertheless, if the FCC ultimately adopts such rules, there can be no assurance that such regulation would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        State and Local Regulation. The Company often requires the siting of its network radios and WAPs on public rights-of-way and other public property. Due to state and local right-of-way, zoning and franchising issues, the Company is not always able to place its radios in the most desirable locations, on an optimal schedule or in the most cost-effective manner. There can be no assurance that state and local processes associated with radio location will not have a material adverse effect on the Company's business, financial condition or results of operations.

        As a result of amendments to the Communications Act of 1934, certain states may attempt to regulate the Company with respect to the terms and conditions of service offerings. While the Company believes that state regulation, if any, will be minimal, there can be no assurance that such regulation will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Internet Regulation. Due to the increase in Internet use and publicity, it is possible that new laws and regulations may be adopted, and that changes in laws or regulations may be made, with respect to the Internet, including laws regarding privacy, pricing and characteristics of services or products. Certain other legislative initiatives, including those involving taxation of Internet services and transactions, and payment of access charges by Internet providers have also been proposed. Any legislation or regulation regarding the Internet could adversely impact the Company's ability to provide its planned services and have a material adverse effect on the Company's business, financial condition and results of operations. The Company cannot predict the impact, if any, that future laws or any legal changes may have on its business.

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

FLUCTUATION IN OPERATING RESULTS

        The Company believes that its future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include:

o the significant cost of building its Ricochet networks (including any unanticipated costs associated therewith),
o       fluctuating market demand for the Company's services,
o       establishment of a market for the Ricochet service,
o       pricing strategies for competitive services,
o       delays in the introduction of the Company's services,
o       new offerings of competitive services,
o       changes in the regulatory environment,
o       the cost and availability of Ricochet infrastructure and
o       subscriber equipment and general economic conditions.



VULCAN CONTROLS SIGNIFICANT VOTING STOCK

        In January 1998, Vulcan Ventures Incorporated acquired 4,650,000 shares of the Company's common stock bringing Vulcan's beneficial ownership to approximately 49.5% of the Company's outstanding common stock. As a result, Vulcan can control most matters submitted to a vote of the stockholders, including the election of members of the Board (other than the independent directors) and significant corporate transactions. Accordingly, Vulcan can control or significantly influence actions taken by the Board or the Company and can limit the ability of the Company's current stockholders to affect or influence the direction of the Company and the composition of the Board.

        In addition, conflicts of interest may arise as a consequence of the control relationship between Vulcan and the Company, including:

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

        In addition, Vulcan's beneficial ownership of approximately 49.5% of the outstanding common stock makes it more difficult for a third party to effect a change in management or to acquire control of the Company without the approval of Vulcan and, therefore, may delay, prevent or deter a proxy contest for control of the Company or other changes in management, or discourage bids for a merger, acquisition or tender offer, in which the Company's stockholders could receive a premium for their shares. The common stock Purchase Agreement, dated October 10, 1997, between the Company and Vulcan (the "Stock Purchase Agreement"), provides that transactions between Vulcan and the Company outside the ordinary course of business or having a dollar value of $25,000 or more may not be effected without the approval of the Independent Directors (as defined in the Stock Purchase Agreement). To the extent that conflicts arise as a result of Vulcan's control relationship that are not subject to such requirement, it is anticipated that the Board of Directors would be guided by its fiduciary obligations as directors under the Delaware General Corporate Law, included the directors' duty of loyalty.

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


YEAR 2000 RISKS

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

        In the third quarter of 1998, the Company began a plan to remedy the potential Y2K problems. The Company is currently in various stages of assessment, testing and remediation of Y2K compliance, depending on the particular computer systems or software involved. The Company's business and financial systems have recently been upgraded to Oracle 10.7, a current revision which has been certified by the vendor to be Y2K compliant. The Company is in the process of assessing its microcellular commercial data networks for Y2K compliance. These networks are dependent upon third parties for telecommunications services and power. If the Company's providers of these services are not Y2K compliant, the usability of the Company's microcellular commercial networks could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company intends to have its Y2K assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000. To date, costs incurred to address Y2K compliance issues have not been material. The Company estimates that total costs to address Y2K compliance issues will be approximately $300,000. The total cost estimate is subject to change as the Company progresses in the execution of its Y2K plan. Costs related to Y2K issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Y2K assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000.

Any failure to complete the Y2K assessment, testing, remediation efforts and development of necessary contingency plans prior to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.


        The Company has begun communicating with its key suppliers to assess Y2K compliance. There can be no assurance that the Company's key suppliers have or will have information technology systems, non-information technology systems and products that are Y2K compliant. Similarly, there can be no assurance that the Company's customers have, or will have information technology systems, non-information technology systems and products that are Y2K compliant. Any Y2K problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company's planned actions do not resolve the Y2K issues, the Company is prepared to use backup systems, where possible, that do not rely on computers. In other critical functions where computer systems are essential, the Company intends to develop an alternative contingency plan in the coming months.


DEPENDENCE ON SOUTHERN CALIFORNIA EDISON

        The Company has relied to date primarily on Southern California Edison ("SCE") as the principal source of its revenues. Revenues from SCE accounted for 84%, 72%, 51%, 12% and 7% of the Company's total revenues in 1994, 1995, 1996,
1997 and 1998 respectively. As of December 31, 1998, SCE was the only company to have made a commitment to purchase a large volume of the Company's products. The Company expects only a small amount of revenues from SCE in 1999 and thereafter.

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

ANTITAKEOVER PROVISIONS; POSSIBLE FUTURE ISSUANCES OF PREFERRED STOCK

        The Company's Certificate of Incorporation, as amended (the "Amended Certificate"), Bylaws and the provisions of the Delaware General Corporation Law (the "Delaware GCL") contain certain provisions that may have the effect of discouraging, delaying or making more difficult a change in control of the Company or preventing the removal of incumbent directors. These provisions may have a negative impact on the price of the common stock and may discourage third party bidders from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock. Furthermore, the Company is subject to
Section 203 of the Delaware GCL, which could have the effect of delaying or preventing a change in control of the Company.

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


ITEM 2 - PROPERTIES.

        The largest part of the Company's operations and its headquarters are located in approximately 78,500 square feet of leased office, manufacturing and warehouse space located in Los Gatos, California. The leases on this space expire on various dates from 2001 to 2004. The Company believes this space will provide the office and manufacturing space that will be required for anticipated increases in the Company's business activity over the next year. The Company also leases approximately 10,000 square feet for its network operations facility in Houston, Texas under a lease that expires in the year 2000. The Company leases small offices in thirteen other metropolitan areas in the United States.


ITEM 3 - LEGAL PROCEEDINGS.

        The Company is not a party to any material litigation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of Metricom's security holders during the fourth quarter of 1998.


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MCOM." The table below sets forth the high and low sales prices for the Company's Common Stock (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the Common Stock on the Nasdaq National Market on March 12, 1999 was $7.375.


                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                               HIGH     LOW
                                                              ------   -----
Year Ended December 31, 1997:
     1st Quarter .......................................      $16.50   $9.50
     2nd Quarter .......................................       10.75    4.875
     3rd Quarter .......................................       11.50    4.375
     4th Quarter .......................................       18.375   9.87

Year Ended December 31, 1998:
     1st Quarter .......................................      $13.25   $8.188
     2nd Quarter .......................................       12.625   8.25
     3rd Quarter .......................................       10.50    4.781
     4th Quarter .......................................        8.75    3.00

        As of March 12, 1999, there were approximately 430 holders of record of the Company's Common Stock. Since inception, the Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business and, therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                   1994        1995          1996         1997         1998
                                                ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenues ..........................   $      27    $     789    $   2,158    $   6,642    $   8,419
  Product revenues ..........................      19,580        4,995        4,996        6,797        7,440
  Development contract revenues .............       1,957           --           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
    Total revenues ..........................      21,564        5,784        7,154       13,439       15,859
                                                ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of  service revenues .................       1,244        8,192       14,334       27,866       28,310
  Provision for network replacement .........          --           --           --           --       14,392
  Cost of product revenues ..................      15,116        3,134        2,528        4,558        5,050
  Cost of development contract revenues .....       1,890           --           --           --           --
  Research and development ..................       8,668       10,627       13,920       13,212       27,313
  Selling, general and administrative .......       9,695       11,715       17,724       21,189       22,934
  Provision for Overall Wireless.............          --           --           --        3,611           --
                                                ---------    ---------    ---------    ---------    ---------
Total costs and expenses                           36,613       33,668       48,506       70,436       97,999
                                                ---------    ---------    ---------    ---------    ---------
    Loss from operations ....................     (15,049)     (27,884)     (41,352)     (56,997)     (82,140)
Interest expense ............................          --           --       (1,310)      (4,151)      (3,939)
Interest income .............................       3,300        4,363        3,317        1,820        1,915
                                                ---------    ---------    ---------    ---------    ---------
    Net loss ................................   $ (11,749)   $ (23,521)   $ (39,345)   $ (59,328)   $ (84,164)
                                                =========    =========    =========    =========    =========
Basic and diluted net loss per share ........   $   (0.96)   $   (1.79)   $   (2.93)   $   (4.35)   $   (4.63)
                                                =========    =========    =========    =========    =========

Weighted average shares outstanding .........      12,202       13,140       13,413       13,641       18,195

                                                                       AS OF DECEMBER 31,
                                                -------------------------------------------------------------
                                                   1994        1995          1996         1997         1998
                                                ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
  Cash and investments ......................   $  89,588    $  64,415    $  65,221    $  14,474    $  19,141
  Working capital ...........................      73,012       46,771       57,738        6,980        9,396
  Property and equipment ....................      10,170       17,717       33,606       40,301       42,345
  Total assets ..............................     105,534       86,076      101,799       51,103       34,466
  Long-term debt ............................          --           --       45,000       45,000       55,098
  Stockholders' equity (deficit) ............     101,516       80,374       43,306      (13,817)     (42,259)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. Historically, a significant portion of the Company's revenues have been derived primarily from the development contracts and sales of customer-owned networks and related products, known as UtiliNet, to utility companies. In recent years, the Company has deployed a commercial wireless data network known as Ricochet in various metropolitan areas of the United States. The Company currently provides Ricochet commercial service in the San Francisco Bay Area, the Seattle and Washington D.C. metropolitan areas, parts of Los Angeles, and in certain airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of February 28, 1999, there were approximately 26,500 Ricochet network subscribers.

        In 1997, in conjunction with the Company's acquisition of licensed spectrum in the 2.3 GHz Band in the FCC's WCS auctions, the Company began the development of a higher speed service known as Ricochet2. Ricochet2, an upgrade to Ricochet, has demonstrated in Company tests to provide the same service as Ricochet, but at faster downstream speeds of up to 128 Kbps. In conjunction with development of Ricochet2, the Company has continued to pursue right-of-way and site agreements to enable Ricochet2 deployment in various metropolitan areas. The Company plans to complete development of the Ricochet2 system in 1999 and subsequently deploy it in various metropolitan areas in the United States.

        The Company has incurred cumulative net losses through December 31, 1998 of approximately $233.5 million. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flow from operating activities during the next few years while it continues to develop and deploy its Ricochet2 networks and build its customer base. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in a timely manner or at all.

        The Company's future success depends on completing the development of Ricochet2, acquiring new right-of-way and site agreements in metropolitan areas, and deploying Ricochet2 in those areas. Completing the development of Ricochet2 will require significant expenditures to engineer, install and test Ricochet2 network equipment and modems prior to widespread deployment. Successful acquisition of right-of-way and site agreements will require expenditures to identify appropriate sites to locate network infrastructure, and negotiate and formalize agreements to allow for the Company's use of such sites. Deployment of Ricochet2 will require the Company to incur significant costs to design, install and test network infrastructure in each metropolitan area. A substantial portion of the development, site acquisition and deployment costs will be incurred before the realization of revenues from such areas. Any inability to execute, or delays in execution of, the development and deployment plans could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance as to the timing or extent of the development and deployment of Ricochet2.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Form 10-K entitled "Risk Factors".

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    1996       1997       1998
                                                    ----       ----       ----
REVENUES:
    Service revenues ..........................       30         49         53
    Product revenues ..........................       70         51         47
                                                    ----       ----       ----
        Total revenues ........................      100        100        100

COSTS AND EXPENSES:
    Cost of service revenues ..................      200        207        179
    Provision for network replacement .........       --         --         91
    Cost of product revenues ..................       35         34         32
    Research and development ..................      195         98        172
    Selling, general and administrative .......      248        158        145
    Provision for Overall Wireless ............       --         27         --
                                                    ----       ----       ----
Total costs and expenses ......................      678        524        618
                                                    ----       ----       ----
Loss from operations ..........................     (578)      (424)      (518)
Interest expense ..............................      (18)       (31)       (25)
Interest income, net ..........................       46         14         12
                                                    ----       ----       ----
Net loss ......................................     (550)%     (441)%     (531)%
                                                    ====       ====       ====

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

        Revenues. Revenues consist of service and product revenues. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

        Total revenues increased to $15.9 million in 1998 from $13.4 million in 1997 primarily due to increased shipments of Ricochet modems. Ricochet product revenues totaled $3.3 million in 1998 compared with $1.7 million in 1997. Product revenues in total increased to $7.4 million in 1998 from $6.8 million in 1997. A significant portion of UtiliNet product revenue was derived from Southern California Edison ("SCE"). Product revenues from SCE accounted for 10% and 17% of total product revenues in 1998 and 1997, respectively. Service revenues increased to $8.4 million in 1998 compared with $6.6 million in 1997. This increase is due primarily to an increase in Ricochet subscribers of approximately 31% in 1998. Ricochet service revenue increased to $7.5 million in 1998 from $6.6 million in 1997.

        Cost of Revenues. Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, certain excess capacity costs and manufacturing variances associated with manufacturing the Company's network components and depreciation of modems rented to Ricochet subscribers. Cost of service revenues also includes the cost to design the Ricochet networks and maintain site agreements for the Company's infrastructure in the metropolitan areas where commercial service is currently offered. These costs are expensed as incurred due to the uncertainties regarding the realizability of these costs. Cost of service revenues were $28.3 million in 1998 and $27.8 million in 1997. In comparing cost of service revenues between 1998 and 1997, an increase in costs incurred to add Ricochet infrastructure and increase performance in commercial service areas was partially offset by reductions in inventory costs associated with a decrease in modems rented to customers in 1998. Cost of service revenues is expected to increase significantly as a result of the continued operation of Ricochet networks and planned future deployment of Ricochet2 networks. Cost of service revenues is expected to be greater than service revenues for the foreseeable future. Cost of product revenues increased to $5.0 million in 1998 from $4.6 million in 1997. Cost of product revenues as a percentage of product revenues increased slightly to 68% in 1998 from 67% in 1997. The increase over 1997 is primarily due to a higher proportion of product revenues in 1998 derived from the sale of Ricochet modems at prices less than their cost to manufacture.

        Provision for Network Replacement. In the fourth quarter of 1998, the Company recorded a one-time charge of $14.4 million to write down the carrying value of the Ricochet network equipment that is currently in operation in three metropolitan areas. This charge was recorded as a result of the Company's plans to replace this equipment with Ricochet2 equipment in the near future. See "Property and Equipment" in Note 1 of Notes to Consolidated Financial Statements.

        Research and Development. Research and development expenses increased to $27.3 million in 1998 from $13.2 million in 1997. Approximately two thirds of the increase in 1998 was due to development of the high speed Ricochet2 network technology and subscriber devices. The increase was also due in part to an increase in costs incurred in 1998 to obtain right-of-way and site agreements in metropolitan areas where the Company currently plans to offer service. The Company expects research and development expenses to continue to increase in absolute dollars in future periods as the Company continues the acquisition of right-of-way and site agreements as well as the development of Ricochet2.

        Selling, General and Administrative. Selling, general and administrative expenses increased to $22.9 million in 1998 from $21.2 million in 1997 primarily due to charges of approximately $3.5 million in severance to employees terminated in the third and fourth quarters of 1998. Partially offsetting this increase was a reduction of $2.3 million in costs associated with the Company's reduced Ricochet sales and marketing efforts in 1998 compared with 1997. Selling, general and administrative costs are expected to increase in the future as a result of the Company's planned deployment of Ricochet2, which is currently in development.

        Interest Income and Expense. Interest expense decreased to $3.9 million in 1998 from $4.2 million in 1997. Interest expense in 1997 included a one-time charge for the interest paid against short-term borrowings incurred to participate in the FCC auction in April 1997. Interest income increased to $1.9 million in 1998 from $1.8 million in 1997 primarily due to a slightly higher average balance of cash, cash equivalents and investments in 1998 as compared with 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

        Revenues. Total revenues increased to $13.4 million in 1997 from $7.2 million in 1996 primarily due to increased Ricochet service revenues, which increased to $6.6 million in 1997 from $2.2 million in 1996. This increase was due to increases in Ricochet subscriber fees and modem rentals. Product revenues increased to $6.8 million in 1997 from $5.0 million in 1996. A significant portion of such revenue was derived from SCE, the Company's principal customer. Product revenues from SCE accounted for 17% and 51% of total product revenues in 1997 and 1996, respectively.

        Cost of Revenues. Cost of service revenues increased to $27.8 million in 1997 from $14.3 million in 1996. The increase is due to higher Ricochet network operating expenses resulting from increases in the Ricochet service territory during 1997. Customer service expenses increased to $2.9 million in 1997 from $1.8 million in 1996. Cost of modems rented to Ricochet subscribers increased to $4.8 million in 1997 from $450,000 in 1996. Cost of product revenues increased to $4.6 million in 1997 from $2.5 million in 1996. The cost of product revenues as a percent of product revenues increased to 67% in 1997 from 51% in 1996, primarily due to a higher percentage of product revenues in 1997 derived from the sale of Ricochet modems that were sold for less than cost.

        Research and Development. Research and development expenses decreased to $13.2 million in 1997 from $13.9 million in 1996. The net decrease in 1997 was due to reduced level of activity to obtain site agreements in metropolitan areas where Ricochet deployment was planned. This reduction was partially offset by an increase in development activities on Ricochet and Ricochet2 networks and subscriber devices.

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

        Interest Income and Expense. Interest expense increased to $4.2 million in 1997 from $1.3 million in 1996 as a result of a full year of interest expense in 1997 from the issuance in August 1996 of $45 million in principal amount of 8% Convertible Subordinated Notes. Interest income decreased to $1.8 million in 1997 from $3.3 million in 1996 primarily due to a lower level of cash, cash equivalents and investments in 1997 as compared with 1996.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern through 1999. At February 1, 1999, the Company had working capital of approximately $5.2 million and $20 million available on a line of credit with Vulcan Ventures. At the Company's current level of operations and rate of negative cash flow, management anticipates that the Company's cash and cash equivalents and available financing will be adequate to satisfy the Company's operating loss and capital expenditure requirements through June 1999. The Company is working with an investment banker to identify a strategic partner that will facilitate the deployment of the Company's high-speed network. The Company is currently in discussions with various potential partnership candidates. Management anticipates that such strategic partner will also provide financing for the Company's future operations. In the event that the Company does not enter into a strategic partnership by May 1999, management plans to reduce the level of operations of the Company and consider other financing alternatives that will enable the Company to continue as a going concern. There can be no assurance that financing will be available to the Company or that the Company will be able to successfully negotiate an agreement with a strategic partner.

        The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan Ventures, Inc. with net proceeds to the Company of approximately $53.7 million in 1998. In October 1998, the Company secured a line of credit for $30 million from Vulcan Ventures, Inc. As of December 31, 1998, the Company had drawn down $10 million against this line of credit.

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of December 31, 1998, the Company had incurred $233.5 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems and computer and office equipment. Capital expenditures were $15.9 million, $10.6 million and $5.0 million in 1996, 1997 and 1998, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the ongoing development and planned deployment of Ricochet2. The Company also expects that, to the extent Ricochet2 is deployed and marketed, increasingly significant capital expenditures will be required to procure Ricochet2 modems.

        The Company expects to make significant capital expenditures in connection with the development, deployment and marketing of its wireless networks. The Company also expects that to the extent the Company's subscriber base grows, significant capital expenditures will be required to procure Ricochet and Ricochet2 modems. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance; availability of radios and modems; availability of sufficient financial, management, marketing and technical resources, and technological feasibility.

        As of December 31, 1998, the Company had cash and cash equivalents of $19.1 million and working capital of $9.4 million. The Company's accounts receivable decreased to $1.5 million as of December 31, 1998 from $2.3 million at December 31, 1997 due in part to increased efforts to expedite collections in the latter part of 1998. Inventories remained relatively unchanged at December 31, 1998 as compared with December 31, 1997. The Company believes that both accounts receivable and inventories will increase in the future in order to support the planned deployment and commercialization of Ricochet2.

        In 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electronic Power Company, formed Metricom DC, L.L.C ("Metricom DC") to own and operate a wireless data communications network in the metropolitan Washington D.C. area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by the Company's Ricochet networks in exchange for an 80% ownership interest in Metricom DC. PepData will contribute up to $7.0 million in exchange for a 20% ownership interest in Metricom DC. Metricom DC will distribute available cash first to PepData, until PepData has received cumulative distributions equal to its capital contributions, and second to PepData and Metricom Investments in proportion to their respective ownership interests. As of December 31, 1998, PepData had contributed $5.9 million to the joint venture, $5.2 million of which is reflected as a minority interest in the accompanying consolidated financial statements.

        Year 2000 Compliance. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in the next year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 ("Y2K") requirements.

        In the third quarter of 1998, the Company began a plan to remedy the potential Y2K problems. The Company is currently in various stages of assessment, testing and remediation of Y2K compliance, depending on the particular computer systems or software involved. The Company's business and financial systems have recently been upgraded to Oracle 10.7, a current revision which has been certified by the vendor to be Y2K compliant. The Company is in the process of assessing its microcellular commercial data networks for Y2K compliance. These networks are dependent upon third parties for telecommunications services and power. If the Company's providers of these services are not Y2K compliant, the usability of the Company's microcellular commercial networks could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company intends to have its Y2K assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000. To date, costs incurred to address Y2K compliance issues have not been material. The Company estimates that total costs to address Y2K compliance issues will be approximately $300,000. The total cost estimate is subject to change as the Company progresses in the execution of its Y2K plan. Costs related to Y2K issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Y2K assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000. Any failure to complete the Y2K assessment, testing, remediation efforts and development of necessary contingency plans prior to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has begun communicating with its key suppliers to assess Y2K compliance. There can be no assurance that the Company's key suppliers have or will have information technology systems, non-information technology systems and products that are Y2K compliant. Similarly, there can be no assurance that the Company's customers have, or will have information technology systems, non-information technology systems and products that are Y2K compliant. Any Y2K problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company's planned actions do not resolve the Y2K issues, the Company is prepared to use backup systems, where possible, that do not rely on computers. In other critical functions where computer systems are essential, the Company intends to develop an alternative contingency plan in the coming months.

        New Accounting Standards. In February, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which revises and standardizes employers' disclosures about pension and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company in 1998. This pronouncement does not have a material effect on the Company's financial statements.

        In June, 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 1999. The Company believes the pronouncement will not have a material effect on its financial statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 METRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                               ------------------------
                                                                  1997         1998
                                                               ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents ............................     $   9,784      $  19,141
    Short-term investments ...............................         4,390             --
    Accounts receivable, net .............................         2,278          1,450
    Inventories ..........................................         3,011          3,046
    Prepaid expenses and other ...........................         1,124          1,522
                                                               ---------      ---------
        Total current assets .............................        20,587         25,159
Property and equipment, net ..............................        25,875          5,555
Long-term investments ....................................           300             58
Other assets, net ........................................         4,341          3,694
                                                               ---------      ---------
        Total assets .....................................     $  51,103      $  34,466
                                                               =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................     $   3,143      $   5,061
    Accrued liabilities ..................................         5,464         10,662
    Notes payable ........................................         5,000             40
                                                               ---------      ---------
Total current liabilities ................................        13,607         15,763
                                                               ---------      ---------

Long-term debt ...........................................        45,000         55,098
                                                               ---------      ---------
Other liabilities ........................................         1,129            680
                                                               ---------      ---------
Minority interest ........................................         5,184          5,184
                                                               ---------      ---------

Commitments (Note 5)

Stockholders' equity (deficit):
Preferred Stock, $.001 par value per share: authorized -
        2,000,000 shares; issued and outstanding  - none .            --             --
Common Stock, $.001 par value per share: authorized -
        50,000,000 shares; issued and outstanding -
        13,819,276 shares in 1997 and 18,793,055 shares
        in 1998...........................................            14             19
Additional paid-in capital ...............................       135,466        191,184
Unrealized holding gain on investments ...................             1             --
Accumulated deficit ......................................      (149,298)      (233,462)
                                                               ---------      ---------
Total stockholders' equity (deficit) .....................       (13,817)       (42,259)
                                                               ---------      ---------
Total liabilities and stockholders' equity (deficit) .....     $  51,103      $  34,466
                                                               =========      =========

The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996          1997          1998
                                           --------      --------      --------
REVENUES:
  Service revenues ...................     $  2,158      $  6,642      $  8,419
  Product revenues ...................        4,996         6,797         7,440
                                           --------      --------      --------
     Total revenues ..................        7,154        13,439        15,859
                                           --------      --------      --------
COSTS AND EXPENSES:
  Cost of service revenues ...........       14,334        27,866        28,310
  Provision for network replacement ..           --            --        14,392
  Cost of product revenues ...........        2,528         4,558         5,050
  Research and development ...........       13,920        13,212        27,313
  Selling, general and administrative        17,724        21,189        22,934
  Provision for Overall Wireless .....           --         3,611            --
                                           --------      --------      --------
     Total costs and expenses ........       48,506        70,436        97,999
                                           --------      --------      --------
  Loss from operations ...............      (41,352)      (56,997)      (82,140)
  Interest expense ...................       (1,310)       (4,151)       (3,939)
  Interest income ....................        3,317         1,820         1,915
                                           --------      --------      --------
  Net loss ...........................     $(39,345)     $(59,328)     $(84,164)
                                           ========      ========      ========
  Basic and diluted net loss per share     $  (2.93)     $  (4.35)     $  (4.63)
                                           ========      ========      ========
  Weighted average shares outstanding        13,413        13,641        18,195
                                           ========      ========      ========

The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                   UNREALIZED
                                                                    HOLDING
                                                       ADDITIONAL  GAIN/(LOSS)
                                      COMMON STOCK       PAID-IN       ON       ACCUMULATED
                                   SHARES      AMOUNT    CAPITAL   INVESTMENTS    DEFICIT        TOTAL
                                 ----------     ---     --------     -----      ---------      --------
BALANCE, DECEMBER 31, 1995 ...   13,291,025      13      130,831       155        (50,625)       80,374

Exercise of common
Stock options ................       81,573      --          497        --             --           497
Common stock issued to
employees ....................      110,465       1        1,354        --             --         1,355
Exercise of common stock
warrants .....................       72,382      --           --
Warrant issued in exchange
for services rendered ........           --      --          616        --             --           616
Unrealized holding loss on
investments ..................           --      --           --      (191)            --          (191)
Net loss .....................           --      --           --        --        (39,345)      (39,345)
                                 ----------     ---     --------     -----      ---------      --------
BALANCE, DECEMBER 31, 1996 ...   13,555,445     $14     $133,298     $ (36)     $ (89,970)     $ 43,306

Exercise of common
Stock options ................       98,386      --          674        --             --           674
Common stock issued to
employees ....................      165,445      --        1,494        --             --         1,494

Unrealized gain on
investments ..................           --      --           --        37             --            37
Net loss .....................           --      --           --        --        (59,328)      (59,328)
                                 ----------     ---     --------     -----      ---------      --------
BALANCE, DECEMBER 31, 1997 ...   13,819,276     $14     $135,466     $   1      $(149,298)     $(13,817)


Exercise of common
Stock options ................      187,053      --          911        --             --           911
Common stock issued to
employees ....................      136,726      --        1,094        --             --         1,094
Private placement of
common stock .................    4,650,000       5       53,713        --             --        53,718
Net loss .....................           --      --           --        (1)       (84,164)      (84,165)
                                 ----------     ---     --------     -----      ---------      --------
BALANCE, DECEMBER 31, 1998 ...   18,793,055     $19     $191,184     $  --      $(233,462)     $(42,259)
                                 ==========     ===     ========     =====      =========      ========



The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                            YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1996          1997          1998
                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................     $(39,345)     $(59,328)     $(84,164)
Adjustments to reconcile net loss to net cash
    used in operating activities -
 Depreciation and amortization ..................        4,135         8,366         9,205
 Provision for Overall Wireless .................           --         3,611            --
 Provision for obsolete inventory ...............           --         3,622            --
 Provision for network replacement ..............           --            --        14,392
 (Increase) decrease in accounts receivable,
    prepaid expenses and other current assets ...         (765)          (93)          430
 (Increase) decrease in inventories .............        1,352          (567)        1,970
    Increase (decrease) in accounts payable,
    accrued liabilities and other liabilities ...        5,484        (1,350)        6,667
                                                      --------      --------      --------
     Net cash used in operating activities ......      (29,139)      (45,739)      (51,500)
                                                      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .............      (15,910)      (10,584)       (4,994)
 (Increase) decrease in other assets ............       (1,463)       (3,580)         (226)
 Purchase of investments ........................      (58,675)      (18,941)           --
 Proceeds from the sale of investments ..........       67,723        64,263         4,390
                                                      --------      --------      --------
     Net cash provided by (used in) investing
        activities...............................       (8,325)       31,158          (830)
                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock .........        1,852         2,168        56,549
 Proceeds from issuance of notes payable and
   long-term debt................................       45,000         5,000        10,138
 Reduction of notes payable and long-term debt ..           --            --        (5,000)
 Financing costs ................................       (1,650)         (826)           --
 Contribution from minority interest ............        2,307         2,777            --
                                                      --------      --------      --------
     Net cash provided by financing activities ..       47,509         9,119        61,687
                                                      --------      --------      --------
 Net increase (decrease) in cash and cash
   equivalents...................................       10,045        (5,462)        9,357


 Cash and cash equivalents, beginning of year ...        5,201        15,246         9,784
                                                      --------      --------      --------
 Cash and cash equivalents, end of year .........     $ 15,246      $  9,784      $ 19,141
                                                      ========      ========      ========


The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

        ORGANIZATION AND BASIS OF PRESENTATION. Metricom, Inc. (the "Company") designs, develops and markets wireless network products and services that provide low cost, high performance, easy to use, data communications that can be used in a broad range of personal computer and industrial applications. The Company's primary service, Ricochet, provides subscriber-based, wireless data communications for users of portable and desktop computers and hand-held computing devices. Ricochet is currently available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas and in a number of airports and college and university campuses across the United States. In the future, the Company plans to deploy networks in major metropolitan areas throughout the United States. The Company's UtiliNet products provide customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. The Company's UtiliNet products are sold throughout the United States.

        The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern through 1999. At February 1, 1999, the Company had working capital of approximately $5.2 million and $20 million available on a line of credit with Vulcan Ventures. At the Company's current level of operations and rate of negative cash flow, management anticipates that the Company's cash and cash equivalents and available financing will be adequate to satisfy the Company's operating loss and capital expenditure requirements through June 1999. The Company is working with an investment banker to identify a strategic partner that will facilitate the deployment of the Company's high-speed network. The Company is currently in discussions with various potential partnership candidates. Management anticipates that such strategic partner will also provide financing for the Company's future operations. In the event that the Company does not enter into a strategic partnership by May 1999, management plans to reduce the level of operations of the Company and consider other financing alternatives that will enable the Company to continue as a going concern. There can be no assurance that financing will be available to the Company or that the Company will be able to successfully negotiate an agreement with a strategic partner.

        Since its inception, the Company has incurred significant operating losses. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it continues to develop and deploy networks and build its customer base. The ability of the Company to achieve profitability will depend in part upon the successful and timely development of its next generation network, Ricochet2, and the deployment and marketing of Ricochet2 in major metropolitan areas of the United States, as to which there can be no assurance. A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for its products and services cannot be reliably estimated. In addition, the Company is subject to additional risks, including the risks of developing technology, competition from companies with substantially greater financial, technical, marketing and management resources than the Company and potential changes in the regulatory environment.

        The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been restated from the previously reported balance to conform to the 1998 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS. All highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents. Cash paid during fiscal 1996 for interest and income taxes was not significant. In both fiscal 1997 and fiscal 1998, the Company paid $3.6 million for interest, and cash paid for income taxes was not significant.

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

        INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                     -------------------
                                                      1997         1998
                                                     ------       ------
        Raw materials and component parts .......    $1,660       $  680
        Work-in-process .........................        28            3
        Finished goods and consigned inventory ..     1,323        2,363
                                                     ------       ------
        TOTAL ...................................    $3,011       $3,046
                                                     ======       ======

        PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. In 1998, a charge of $14.4 million was recorded to write down the carrying value of Ricochet network equipment to fair value. Ricochet network equipment includes poletop radios and wired access points deployed, and raw materials, work-in-process and finished goods not yet deployed. This charge was recorded as a result of the Company's plans to replace this equipment with Ricochet2 equipment in the near future. The fair market value was determined based on the present value of estimated future cash flows. This charge is included in Accumulated Depreciation on the Consolidated Balance Sheet at December 31,1998. As of December 31, 1997 and 1998, network equipment included approximately $3.6 million and $1.3 million, respectively, of raw materials, work-in-process and finished goods related to network equipment that is manufactured by the Company for its Ricochet networks. Property and equipment consisted of the following (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1997            1998
                                                              --------        --------
        Machinery and equipment ..........................    $  9,150        $ 13,017
        Network equipment ................................      24,603          22,752
        Ricochet modems ..................................       3,317           3,229
        Furniture and fixtures ...........................       2,071           1,964
        Leasehold improvements ...........................       1,160           1,383
                                                              --------        --------
                                                                40,301          42,345
        Less--Accumulated depreciation and amortization ..     (14,426)        (36,790)
                                                              --------        --------
        TOTAL ............................................    $ 25,875        $  5,555
                                                              ========        ========


        ACCRUED LIABILITIES. Accrued liabilities consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                   --------------------
                                                    1997          1998
                                                   ------       -------
        Interest ..............................    $1,050       $ 1,075
        Employee stock purchase plan ..........       282           210
        Deferred Revenue ......................     1,843         2,691
        Payroll and related ...................       981         5,477
        Royalties .............................       332           185
        State and local taxes .................       453           275
        Warranty ..............................       256           256
        Other .................................       267           493
                                                   ------       -------
        TOTAL .................................    $5,464       $10,662
                                                   ======       =======


        DEBT ISSUANCE COSTS. Debt issuance costs of $1.3 million and $1.0 million at December 31, 1997 and 1998 are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs are amortized over the life of the respective debt instrument, and amortization expense is reflected as a component of interest expense.

        LICENSED SPECTRUM. In fiscal 1997, the Company paid $1.45 million for licensed spectrum in the Wireless Communication Services auction. This spectrum will be used to increase network capacity and speed. This amount is included in other assets in the accompanying balance sheet and will be amortized over its life commencing with commercial use.

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

        NEW ACCOUNTING STANDARDS. In February, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which revises and standardizes employers' disclosures about pension and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company in 1998. This pronouncement does not have a material effect on the Company's financial statements.

        In June, 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 1999. The Company believes the pronouncement will not have a material effect on its financial statements.

2.      SHORT-TERM AND LONG-TERM INVESTMENTS.

        The Company's investments in debt and equity securities are considered available-for-sale and are recorded at their fair value as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 1997 and 1998, the difference between aggregate fair value and cost basis was an unrealized holding gain of $676 and a holding loss of $676, respectively. The value of the Company's investments by major security type is as follows (in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                    1997        1998
                                                   ------     -------
     SECURITY TYPE
     United States Treasury and Agencies ........  $  717     $    --
     Corporate debt securities ..................   3,922      15,408
     Certificates of  Deposit ...................   1,300          --
                                                   ------     -------
      TOTAL .....................................  $5,939     $15,408
                                                   ======     =======


        As of December 31, 1998, investments in obligations of the United States Treasury and Agencies and corporate debt securities had maturities of 0 to 3 months. Approximately $1.3 million and $16.4 million of the total investments as of December 31, 1997 and 1998, respectively, are included in cash and cash equivalents.

3.      INVESTMENTS.

        On June 8, 1995, Metricom Investments DC, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. ("Metricom DC") to own and operate a Ricochet network in the Washington, D.C. metropolitan area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by the Company's Ricochet networks in exchange for an 80% ownership interest in Metricom DC. PepData will contribute up to $7.0 million in exchange for a 20% ownership interest in Metricom DC. Metricom DC will distribute available cash first to PepData, until PepData has received cumulative distributions equal to its capital contributions, and second to PepData and Metricom Investments in proportion to their respective ownership interests. As of December 31, 1998, PepData had contributed $5.9 million to the joint venture, $5.2 million of which is reflected as a minority interest in the accompanying consolidated financial statements.

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


4.      SIGNIFICANT CUSTOMER.

        For the years ended December 31, 1996, 1997 and 1998, combined product and service revenues from Southern California Edison accounted for 51%, 12% and 7%, respectively, of total revenues. No other customers accounted for more than 10% of revenues.

5.      COMMITMENTS.

        The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 1996, 1997 and 1998, was approximately $1.4 million, $1.8 million and $1.9 million, respectively. The lease agreement for the Company's primary facility provides for escalating rent payments over a 12-year term ending February 2004, however rent expense is recognized ratably over the lease term. As of December 31, 1997 and 1998, the Company had accrued approximately $428,000 and $388,000, respectively, of deferred rental payments under this agreement, which are included in other liabilities in the accompanying consolidated balance sheets. Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):

              YEARS ENDING DECEMBER 31,

              1999..............................................     $ 1,631
              2000..............................................       1,255
              2001..............................................         844
              2002..............................................         635
              2003..............................................         635
              Thereafter........................................          53
                                                                     -------
                 Total..........................................     $ 5,053
                                                                     =======

        The Company has also entered into various agreements with electric utilities, municipalities and building owners for the use of utility poles and building rooftops on which network equipment is installed. Payment under these agreements is generally contingent upon the number of network radios installed during the year. Rent expense under these agreements for the year ended December 31, 1997 and 1998, was approximately $1.1 million and $1.1 million, respectively. Future minimum rental payments under these agreements are approximately $1.9 million per year.


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

        In October 1998, the Company entered into an unsecured line of credit agreement with Vulcan Ventures, a significant shareholder of the Company. The line of credit is due on October 29, 2000. Interest at the prime rate is due quarterly on the outstanding balance. As of December 31, 1998, there was $10 million outstanding on the line of credit.

7.      COMMON STOCK.

        In January, 1998 the Company completed a private placement for the sale of 4,650,000 shares of common stock to Vulcan Ventures Incorporated at $12.00 per share for net proceeds of approximately $53.7 million.

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

        STOCK OPTIONS. In March 1988, the Company adopted the 1988 Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 4,119,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years. In January 1996, the Board of Directors approved the replacement of each outstanding option with a per share exercise price of $14.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $13.125 per share and certain extended vesting terms. A total of 982,263 options with exercise prices ranging from $15.00-$28.75 per share were replaced. In August 1997, the Board of Directors approved the replacement of each outstanding option held by non-officer employees with a per share exercise price of $7.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $4.53 per share and certain delayed exercise provisions. A total of 1,423,650 options with exercise prices ranging from $7.81-$19.63 per share were replaced. In September 1997, the Board of Directors approved the replacement of each outstanding option held by executive officers with a per share exercise price of $11.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. A total of 568,000 options with exercise prices ranging from $11.88-$13.50 per share were replaced. In 1998, 501,857 shares expired.

        In February 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 375,000 non-qualified stock options to purchase shares of common stock at the market value at the date of grant. Options granted under the plan are exercisable in three equal annual installments commencing one year from the date of grant and will expire no later than 10 years from the date of grant.

        In May 1997, the Company adopted the 1997 Equity Incentive Plan. Under the plan, the Company is authorized to grant up to 1,075,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees, directors and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options and other Stock Awards may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant.

        In May 1997, the Company adopted the 1997 Non-Officers Equity Incentive Plan. Under the plan, the Company is authorized to grant up to 1,350,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options and other Stock Awards may be granted to employees and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable at any time, as determined by the Board of Directors, and will expire no later than ten years from the date of grant.

        During 1996, 1997 and 1998, the Company issued members of the Board of Directors and Advisory Board options to purchase 53,000, 42,000 and 63,000 shares, respectively, of common stock at fair market value of the stock at the date of grant.

These options vest 25% after the first year and ratably over the following three years and will expire no later than ten years from the date of grant.

        Stock option activity under the 1988 Stock Option Plan, the 1993 Non-Employee Directors' Stock Option Plan, the 1997 Equity Incentive Plan, the 1997 Non-Officers Equity Incentive Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1996, 1997 and 1998 was as follows:


                                          SHARES                      WEIGHTED
                                        AVAILABLE                     AVERAGE
                                        FOR FUTURE      OPTIONS       EXERCISE
                                          GRANT        OUTSTANDING     PRICE
                                        ---------      ----------      ------
Balance, December 31, 1995........        674,532       2,647,819      $14.36
        Authorized ...............        475,000              --       --
        Grants ...................     (1,050,500)      1,050,500      $13.87
        Exercises ................             --         (85,092)     $ 6.08
        Cancellations ............        245,358        (245,358)     $18.01
                                        ---------      ----------      ------
Balance, December 31, 1996........        344,390       3,367,869      $12.45
        Authorized ...............      1,350,000              --       --
        Grants ...................     (3,213,650)      3,213,650      $ 6.01
        Exercises ................             --         (98,386)     $ 6.85
        Cancellations ............      2,509,455      (2,509,455)     $13.11
                                        ---------      ----------      ------
Balance, December 31, 1997........        990,195       3,973,678      $ 6.99
       Authorized ................      1,150,000              --       --
       Grants ....................     (2,334,301)      2,334,301      $ 9.24
       Exercises .................             --        (187,053)     $ 4.90
       Cancellations .............        872,132        (872,132)     $ 7.84
       Expired ...................       (501,857)             --       --
                                        ---------      ----------      ------
Balance, December 31, 1998........        176,169       5,248,794      $ 7.89
                                        =========      ==========      ======

        The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 1998:

                                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                               ------------------------  -----------------------
               RANGE OF           SHARES       WEIGHTED       WEIGHTED     SHARES       WEIGHTED
               EXERCISE        OUTSTANDING      AVERAGE       AVERAGE    EXERCISABLE    AVERAGE
                PRICES                         REMAINING      EXERCISE                  EXERCISE
                                                 LIFE          PRICE                     PRICE
            $ 1.00 - $ 3.28       128,519        2.80          $ 2.72      114,019       $ 2.65
            $ 3.44 - $ 4.53     1,201,034        6.76          $ 4.50      952,959       $ 4.50
            $ 4.66 - $ 6.31     1,071,753        6.87          $ 5.95      690,459       $ 6.03
            $ 6.36 - $ 9.41     1,102,827        9.06          $ 7.23      587,157       $ 6.72
            $ 9.50 - $23.37     1,744,661        8.47          $12.23      454,764       $16.51
                                ---------        ----          ------      -------       ------
                                5,248,794        7.74           $7.89    2,799,358       $ 7.22
                                =========        ====           =====    =========       ======

        STOCK PURCHASE PLAN. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 550,000 shares of common stock have been reserved for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined.

In 1996, 1997 and 1998, the Company issued 49,994, 103,056 and 84,650 shares, respectively, under this plan. In January, 1999 the Company issued 37,674 shares under this plan.

        STOCK-BASED COMPENSATION. In January 1996, the Company adopted the disclosure provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. As permitted under Statement 123, the Company continues to apply the provisions of Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the stock options and employee purchase rights under the Purchase Plan at the grant date as prescribed by Statement 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                      1996        1997        1998
                                                                     -------     -------     -------
          Net loss - As reported                                     $39,345     $59,328     $84,164
          Net loss - Pro forma                                       $44,178     $65,436     $89,309
          Basic and diluted net loss per share - As reported         $2.93       $4.35       $4.63
          Basic and diluted net loss per share - Pro forma           $3.29       $4.80       $4.91

        The weighted average fair value of stock options granted during 1996, 1997 and 1998 was $4.51, $2.02 and $3.20 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                            1996      1997      1998
                                                            ----      ----      ----
          Risk free interest rate                           6.0%      5.5%      5.2%
          Dividend Yield                                    0.0%      0.0%      0.0%
          Volatility factor of expected market price
              of the company's stock                        0.48      0.50      0.50
          Weighted average expected option life from
              Vest date (in years)                          0.68      1.11      1.03

        The weighted average fair value of employee stock purchase rights granted during 1996, 1997 and 1998 was $1.44, $1.04 and $3.75 per share, respectively. The fair value for these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                            1996      1997      1998
                                                            ----      ----      ----
          Risk free interest rate                           5.0%      5.2%      5.2%
          Dividend Yield                                    0.0%      0.0%      0.0%
          Volatility factor of expected market price
              of the company's stock                        0.48      0.50      0.50
          Weighted average expected option life from
              Vest date (in years)                          0.50      0.50      0.70

        COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of December 31, 1998 the Company had reserved the following shares of common stock for future issuance:


             Exercise of stock options...........................................  5,424,963
             Conversion of 8% Convertible Subordinated Notes due 2003............  3,092,783
             Exercise of common stock warrants...................................    200,000
             Employee stock purchase plan........................................    205,340
                                                                                   ---------
                TOTAL                                                              8,923,086
                                                                                   =========

8.      401(K) PLAN.

        In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions annually at the rate of 50% for the first $2,000 contributed. Contributions by the Company to date have not been material.

9.      INCOME TAXES.

        Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                 ----------------------
                                                   1997          1998
                                                 --------      --------
        Reserves and other                       $  5,485      $ 11,755
        Capitalized research and development        1,821         3,659
                                                 --------      --------
          TOTAL                                     7,306        15,414
        NOL and other credit carryforwards         51,916        74,745
        Valuation allowance                       (59,222)      (90,159)
                                                 --------      --------
          TOTAL                                  $     --      $     --
                                                 ========      ========

        As of December 31, 1997 and 1998, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 1998, the valuation allowance increased by approximately $30.9 million due to increases in temporary differences and additional losses incurred during the year. Approximately $2.8 million of the valuation allowance will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

        As of December 31, 1998, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $200 million and $58 million, respectively, and research and development tax credit carryforwards of approximately $3 million. To the extent not used, these carryforwards expire at various times through 2013. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

10.     EARNINGS PER SHARE.

        In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No.128, "Earnings per Share." Basic and diluted net loss per share data has been computed using the weighted average number of shares of common stock outstanding. Potential common shares from options and warrants to purchase common stock and from conversion of the Convertible Subordinated Debt have been excluded from the calculation as their effect would be anti-dilutive. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows:

                                                      INCOME            SHARES          PER SHARE
                                                      (NUMERATOR)       (DENOMINATOR)   AMOUNT
                                                       ----------       -------------   ------
        FOR THE YEAR 1996
        BASIC LOSS PER SHARE
        Income available to common stockholders        $(39,345)        13,413          $(2.93)

        DILUTED EARNINGS PER SHARE
        Income available to common stockholders        $(39,345)        13,413          $(2.93)

        FOR THE YEAR 1997
        BASIC LOSS PER SHARE
        Income available to common stockholders        $(59,328)        13,641          $(4.35)

        DILUTED EARNINGS PER SHARE
        Income available to common stockholders        $(59,328)        13,641          $(4.35)

        FOR THE YEAR 1998
        BASIC LOSS PER SHARE
        Income available to common stockholders        $(84,164)        18,195          $(4.63)

        DILUTED EARNINGS PER SHARE
        Income available to common stockholders        $(84,164)        18,195          $(4.63)


11.     SEGMENT REPORTING.

        The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision making groups, in deciding how to allocate resources and in assessing performance.

        The Company's reportable operating segments include Ricochet and Utilinet. Ricochet designs and manufactures and markets wireless data communications solutions. Utilinet manufactures and markets customer-owned networks and related products.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. A summary of operating results by reportable operating segment is as follows:

                                                     DECEMBER 31,
                                                 --------------------
                                                   1997         1998
                                                 -------      -------
        Ricochet Revenue ..................      $ 7,772      $10,775
        Utilinet Revenue ..................        5,667        5,084
                                                 -------      -------
            Total Revenue .................       13,439       15,859
                                                 -------      -------
        Cost of Product Ricochet ..........        2,162        2,741
        Cost of Product Utilinet ..........        2,396        2,309
                                                 -------      -------
            Total Cost of Product                $ 4,558      $ 5,050
                                                 =======      =======


        Cost of Service Ricochet ..........      $27,562      $27,870
        Cost of Service Utilinet ..........          304          440
                                                 -------      -------
            Total Cost of Service                $27,866      $28,310
                                                 =======      =======




12.  QUARTERLY FINANCIAL DATA  (UNAUDITED)


                                                FISCAL 1997 QUARTER ENDED:
(In thousands, except per share    MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
amounts)                           --------      --------    ------------   -----------
Net revenues .................     $  1,794      $  4,742      $  3,141      $  3,762
Total costs and expenses......       15,555        20,070        15,235        19,576
Net loss .....................      (13,959)      (15,951)      (12,812)      (16,606)
Net loss per share ...........     $  (1.03)     $  (1.17)     $  (0.94)     $  (1.21)


                                                FISCAL 1998 QUARTER ENDED:
(In thousands, except per share    MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
amounts)                           --------      --------    ------------   -----------
Net revenues .................     $  3,603      $  4,361      $  4,195      $  3,700
Total costs and expenses......       14,851        17,300        24,702        41,146
Net loss .....................      (11,707)      (13,221)      (21,006)      (38,230)
Net loss per share ...........     $  (0.69)     $  (0.71)     $  (1.13)     $  (2.04)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF METRICOM, INC.:

        We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Jose, California
February 1, 1999

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's interest income and expense is sensitive to market fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash and cash equivalents, as well as the interest paid on long-term debt obligations. The Company's cash and cash equivalents subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. At December 31, 1998, the Company's investments in debt securities had maturities of three months or less. Interest rate risk on cash and cash equivalents is considered to be insignificant.

        The Company's exposure to interest rate risk on long-term debt outstanding relates primarily to the unsecured line of credit agreement entered into with Vulcan Ventures, a significant shareholder of the Company. The line of credit is due on October 29, 2000. Interest at the prime rate is due quarterly on the outstanding balance. As of December 31, 1998, there was $10 million outstanding on the line of credit. Any future increase in interest rates could result in increased interest expense on the outstanding balance and a negative impact on the Company's financial statements.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

        The names, ages and positions held by the executive officers of the Company are as follows:

Timothy A. Dreisbach          49    President and Chief Executive Officer

Dale W. Marquart              40    Senior Vice President of Administration, General Counsel
                                    and Corporate Secretary

Lee M. Gopadze                52    Senior Vice President, Field Operations

John G. Wernke                40    Senior Vice President of Marketing and Sales

Robert W. Mott                39    Senior Vice President, Engineering

        TIMOTHY A. DREISBACH has served as the Company's President and Chief Executive Officer since May 1998. Prior to joining the Company, Mr. Dreisbach served as president and CEO of Premenos Technology Corp., a supplier of software and services for business-to-business electronic commerce. He previously served five years as senior vice president for North American Sales and Service at Boole & Babbage, and was a founding officer of Legent Corporation. Dreisbach has an undergraduate degree from Dartmouth College, and a graduate degree from UCLA's School of Engineering and Applied Science.

        DALE W. MARQUART has served as the Company's General Counsel, Senior Vice President of Administration and Secretary since June 1998. Prior to joining the Company he served as General Counsel and Vice President of International Sales at Premenos Technology Corporation. Previously Mr. Marquart served as the Senior Director of Business Development and Field Operations at Boole & Babbage, an industry leader in systems management software.

        LEE M. GOPADZE has served as the Company's Senior Vice President of Field Operations since September, 1998, and its Vice President of Right of Way since April, 1998. Mr. Gopadze served as the Company's Vice President of Marketing and President of Ricochet LA from February, 1997, to April, 1998. Mr. Gopadze joined the Company in February, 1997. Prior to joining the Company, Mr. Gopadze was the Chief Operating Officer and Executive Vice President of The National Dispatch Center, Incorporated.

        ROBERT W. MOTT has served as the Company's Senior Vice President of Engineering since August, 1998. Prior to joining the Company, he was the Vice President of Engineering for CSI ZeitNet. Previously Mr. Mott was Vice President of Engineering, KENETECH Windpower; a Senior Manager, KPMG Consulting; a Manager with Pittiglio Rabin Todd & McGrath; and a Senior Associate with Booz - Allen & Hamilton, Inc.

        JOHN G. WERNKE has served as the Company's Senior Vice President of Sales and Marketing since August, 1998. Prior to joining the Company, Mr. Wernke was the Vice President of Enterprise Product Marketing for Harbinger Corporation. He has also served as a Product Marketing Manager at OpenVision, where he directed the positioning of storage products.

        Information regarding directors of the Company is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 25, 1999.


ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding Executive Compensation is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 25, 1999.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 25, 1999.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding Certain Relationships and Related Transactions is incorporated by reference from the Proxy Statement relating to the annual meeting of stockholders to be held on June 25, 1999.



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

        (a)    Financial Statements.

        The consolidated financial statements of the Company for each of the three years ended December 31, 1998 and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants.

        (b)    Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

        (c)    Exhibits.

EXHIBIT                               EXHIBIT
NUMBER
3.1(13)       Restated Certificate of Incorporation of the Company, as amended.

3.2(13)       Bylaws of the Company.

4.1(13)       Reference is made to Exhibits 3.1 and 3.2.

4.2(1) Registration Rights Agreement between the Company and the other parties named therein, dated as of June 23, 1986, as amended.

4.3(1)        Specimen stock certificate.

EXHIBIT                               EXHIBIT
NUMBER
4.4(5)        Fifth Amendment to Registration Rights Agreement.

4.5(5)        Sixth Amendment to Registration Rights Agreement.

4.6(10)       Form of 8% Convertible Subordinated Note due 2003.

4.7(10) Indenture, dated as of August 15, 1996, between the Company and U.S. Trust Company of California, N.A.

10.1a(1) Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.1b(14)     Executive Compensation Agreement between the Company
              and Timothy A. Dreisbach, President and Chief Executive
              Officer

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

10.15(2)(5)   1993 Non-Employee Directors' Stock Option Plan, as
              amended November 1, 1993 (the "Directors' Plan").

10.16(2)(3)   Form of Supplemental Stock Option under the Directors'
              Plan.

10.17(4)      Purchase Agreement, dated October 3, 1993, between the Company and
              Vulcan Ventures Incorporated.

10.18(4)      Warrant to Purchase 408,333 shares of Common Stock, dated October
              28, 1993.

EXHIBIT                               EXHIBIT
NUMBER
10.19(4)      Purchase Agreement, dated October 8, 1993, between the
              Company and Donald H. Rumsfeld.

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

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall
              Wireless.

10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers Investor
              Services, Inc.

10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
              Company, Furman Selz LLC and Feshbach Brothers Investor Services,
              Inc.

10.31(11)     Letter Agreement, dated as of January 23, 1997, between
              the Company and Sterling Payot Company

10.32(12)     Stock Purchase Agreement, dated as of October 10, 1997, between
              Metricom, Inc., a Delaware Corporation, and Vulcan Ventures
              Incorporated, a Washington Corporation.

10.33         Loan Agreement, dated October 29, 1998, between
              Metricom, Inc. and Vulcan Ventures Incorporated

23.1          Consent of Independent Public Accountants.

24.1          Power of Attorney

27.1          Financial Data Schedule

-------------

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

(12) Incorporated by reference from the Company's Form 8-K dated as of October 13, 1997.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997

(14) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1999.

                                     METRICOM, INC.



                                     By     /s/    TIMOTHY A. DREISBACH
                                       ----------------------------------------
                                           Timothy A. Dreisbach
                                           President and CEO



                                     By      /s/    DAVID J. PANGBURN
                                       ----------------------------------------
                                           David J. Pangburn
                                           Corporate Controller (Principal
                                           Financial and and Accounting Officer)

                                                                     SCHEDULE II


                                 METRICOM, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                       BALANCE AT  CHARGED TO               BALANCE AT
                                        BEGINNING   COSTS AND   DEDUCTION/    END OF
DESCRIPTION                             OF PERIOD    EXPENSES    WRITEOFF     PERIOD
                                       ----------  ----------   ----------  ----------
Year ended December 31, 1996:
   Accounts receivable allowances          $ 46       $  124       $ 49       $  121
                                           ====       ======       ====       ======


Year ended December 31, 1997:
 Accounts receivable allowances            $121       $  807       $129       $  799
                                           ====       ======       ====       ======


Year ended December 31, 1998:
 Accounts receivable allowances            $799       $1,400       $533       $1,666
                                           ====       ======       ====       ======

                               INDEX TO EXHIBITS

EXHIBIT                               EXHIBIT
NUMBER
3.1(13)       Restated Certificate of Incorporation of the Company, as amended.

3.2(13)       Bylaws of the Company.

4.1(13)       Reference is made to Exhibits 3.1 and 3.2.

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

4.4(5)        Fifth Amendment to Registration Rights Agreement.

4.5(5)        Sixth Amendment to Registration Rights Agreement.

4.6(10)       Form of 8% Convertible Subordinated Note due 2003.

4.7(10) Indenture, dated as of August 15, 1996, between the Company and U.S. Trust Company of California, N.A.

10.1a(1) Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.

10.1b(14)     Executive Compensation Agreement between the Company
              and Timothy A. Dreisbach, President and Chief Executive
              Officer

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

10.28(8) Loan and Security Agreement, dated as of February 7, 1996, among the Company, Overall Wireless and the sole stockholder of Overall
              Wireless.

10.29(10)     Registration Rights Agreement, dated as of August 28, 1996, among the Company, Furman Selz LLC and Feshbach Brothers Investor
              Services, Inc.

10.30(10)     Placement Agreement, dated as of August 20, 1996, among the
              Company, Furman Selz LLC and Feshbach Brothers Investor Services,
              Inc.

10.31(11)     Letter Agreement, dated as of January 23, 1997, between
              the Company and Sterling Payot Company

10.32(12)     Stock Purchase Agreement, dated as of October 10, 1997, between
              Metricom, Inc., a Delaware Corporation, and Vulcan Ventures
              Incorporated, a Washington Corporation.

10.33         Loan Agreement, dated October 29, 1998, between
              Metricom, Inc. and Vulcan Ventures Incorporated

23.1          Consent of Independent Public Accountants.

24.1          Power of Attorney

27.1          Financial Data Schedule