Form 10-K405/A
period 1998-12-31
METRICOM INC / DE
filed 1999-04-30
CIK 884318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

        Total revenues increased to $15.9 million in 1998 from $13.4 million in 1997 primarily due to increased shipments of Ricochet modems. Ricochet product revenues totaled $3.3 million in 1998 compared with $1.7 million in 1997. Product revenues in total increased to $7.4 million in 1998 from $6.8 million in 1997. A significant portion of UtiliNet product revenue was derived from Southern California Edison ("SCE"). Product revenues from SCE accounted for 10% and 17% of total product revenues in 1998 and 1997, respectively. Service revenues increased to $8.4 million in 1998 compared with $6.6 million in 1997. This increase is due primarily to an increase in Ricochet subscribers of approximately 36% in 1998. Ricochet service revenue increased to $7.5 million in 1998 from $6.6 million in 1997.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

BIOGRAPHICAL INFORMATION

        The names, ages and positions held by the executive officers and directors of the Company are as follows:

NAME                         AGE       POSITION

Timothy A. Dreisbach         49        President and Chief Executive Officer
Lee M. Gopadze               52        Senior Vice President, Field Operations
Dale W. Marquart             40        Senior Vice President of Administration, General Counsel and
                                       Secretary
Robert W. Mott               39        Senior Vice President, Engineering & Manufacturing
John G. Wernke               40        Senior Vice President of Marketing and Sales
Robert P. Dilworth           57        Chairman of the Board
Robert S. Cline              61        Director
Ralph Derrickson             40        Director
Justin L. Jaschke            41        Director
David M. Moore               44        Director
William D. Savoy             34        Director


        TIMOTHY A. DREISBACH, has served as the Company's President and Chief Executive Officer since May 1998. Prior to joining the Company, Mr. Dreisbach served as president and CEO of Premenos Technology Corp., a supplier of software and services for business-to-business electronic commerce. He previously served five years as senior vice president for North American Sales and Service at Boole & Babbage, and was a founding officer of Legent Corporation. Dreisbach has an undergraduate degree from Dartmouth College, and a graduate degree from UCLA's School of Engineering and Applied Science.

        LEE M. GOPADZE has served as the Company's Senior Vice President of Field Operations since September 1998, and its Vice President of Right of Way since April 1998. Mr. Gopadze served as the Company's Vice President of Marketing and President of Ricochet LA from February 1997, to April 1998. Mr. Gopadze joined the Company in February, 1997. Prior to joining the Company, Mr. Gopadze was the Chief Operating Officer and Executive Vice President of The National Dispatch Center, Incorporated.

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

        ROBERT W. MOTT has served as the Company's Senior Vice President of Engineering since August, 1998 and as Senior Vice President of Engineering and Manufacturing since December 1998. Prior to joining the Company, he was the Vice President of Engineering for CSI ZeitNet. Previously Mr. Mott was Vice President of Engineering, KENETECH Windpower; a Senior Manager, KPMG Consulting; a Manager with Pittiglio Rabin Todd & McGrath; and a Senior Associate with Booz - Allen & Hamilton, Inc.

        JOHN G. WERNKE has served as the Company's Senior Vice President of Sales and Marketing since August 1998. Prior to joining the Company, Mr. Wernke was the Vice President of Enterprise Product Marketing for Harbinger Corporation. He has also served as a Product Marketing Manager at OpenVision, where he directed the positioning of storage products.

        ROBERT P. DILWORTH has served as a director since August 1987 and as Chairman of the Board since February 1997. Mr. Dilworth also served as Chief Executive Officer from September 1987 to May 1998 and as President from September 1987 to March 1997. Mr. Dilworth has served as Senior Vice President of VLSI Technology, Inc. since December 1998. Prior to joining the Company, he served as President of Zenith Data Systems Corp., a microcomputer manufacturer and a wholly-owned subsidiary of Zenith Electronics Corp., from May 1985 to November 1987. Mr. Dilworth is also a director of Data Technology Corporation, Cortelco Systems, Inc. and GraphOn Corporation.

        ROBERT S. CLINE has served as a director of the Company since January 1994. He currently serves as Chairman and Chief Executive Officer of Airborne Freight Corp., an air express company. Mr. Cline has been employed by Airborne Freight Corp. since 1968. In addition to Airborne Freight Corp., Mr. Cline is also a director of SAFECO Corp. and Seattle-First National Bank.

        RALPH DERRICKSON has served as a director of the Company since February 1998. Mr. Derrickson is a partner of Watershed Capital, LLC. Prior to founding Watershed, Mr. Derrickson was a representative of Vulcan Northwest, Inc., a venture capital firm affiliated with Vulcan Ventures, since December 1996. Since June 1993, Mr. Derrickson also served as Vice President of Product Development at Starwave Corporation, an internet technology company and creator and producer of online sports, news and entertainment services. From December 1989 to May 1993, Mr. Derrickson was with NeXT Computer Inc., a computer company, most recently as Director of NeXTedge.

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

        DAVID M. MOORE has served as a director of the Company since January 1999. He currently is a Senior Analyst with Vulcan Northwest. Prior to joining Vulcan in November 1998, Mr. Moore was President of Paralex Corporation, a provider of management and technical consulting to venture capital firms. Prior to Paralex, Mr. Moore was employed by Microsoft for 16 years, most recently holding the position of Director of Development.

        WILLIAM D. SAVOY has served has a director of the Company since February 1998. He has served as the President of Vulcan Northwest, Inc. since January 1990. Prior to joining Vulcan, Mr. Savoy was President of Layered, Inc. since 1988. Mr. Savoy is a director of c/net, Inc., Harbinger Corporation, Telescan, Inc., U.S. Satellite Broadcasting, Inc., Ticketmaster Group, Inc. and USA Networks, Inc.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31,

1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Each non-employee director of the Company receives an annual retainer of $6,000 and a per meeting fee of $1,000 (plus $250 for each committee meeting attended by committee members). In the fiscal year ended December 31, 1998, the total compensation paid to non-employee directors was $42,250. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and Committee meetings in accordance with Company policy.

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

        Option grants under the Directors' Plan are non-discretionary. On January 1 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board of Directors who is not an employee of the Company, is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 7,000 shares of Common Stock of the Company. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised until the date upon which such optionee has provided one year of continuous service as a non-employee director following the date of grant of such option, whereupon such option will become exercisable as to one third of the option shares and one third of the option shares will become exercisable each year thereafter in accordance with its terms. The term of options granted under the Directors' Plan is ten years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

        During the last fiscal year, the Company granted options covering 42,000, 7,000 and 14,000 shares to non-employee directors of the Company at exercise prices per share of $9.3125, $10.969 and $11.75, respectively. The exercise prices were also the respective fair market values of such Common Stock on the date of grant (based on the closing sale price reported on the Nasdaq National Market for the date of grant). There were no exercises of options to purchase shares of Common Stock under the Directors' Plan from January 1, 1998 through March 31, 1999.

        Directors who are employees of the Company do not receive separate compensation for their services as directors.

SUMMARY OF COMPENSATION

        The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996 compensation awarded or paid to, or earned by, the current Chief Executive Officer, four other current executive officers of the Company and five former executive officers, including a former Chief Executive Officer, who left the Company in 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                Compensation Shares
                                                                                  of Common Stock            All Other
Name and Principal Position          Year         Salary          Bonus(1)      Underlying Options(2)    Compensation(3)
---------------------------          ----         ------         --------       ---------------------    ---------------

Timothy A. Dreisbach(4) ..........   1998        $148,616        $     --              550,000             $  2,578
  President and Chief
  Executive Officer

Lee M. Gopadze(4) ................   1998        $166,179        $ 49,453               65,000             $  2,966
  Senior Vice President of           1997        $122,950        $ 49,317               20,000                   --
  Field Operations

Dale W. Marquart(4) ..............   1998        $ 83,654        $ 15,000               75,000             $    258
  General Counsel, Senior
  Vice President of
  Administration and Secretary

Robert W. Mott(4) ................   1998        $ 53,846        $ 47,500               75,000             $  1,220
  Senior Vice President of
  Engineering & Manufacturing

John G. Wernke(4) ................   1998        $ 54,808        $ 20,000               75,000             $  2,011
  Senior Vice President of
  Marketing and Sales

Robert P. Dilworth(4) ............   1998        $253,762        $ 76,250                   --             $185,903
  Chief Executive Officer            1997        $305,000        $228,750              330,000             $  6,400
                                     1996        $281,960        $305,000              255,000             $ 12,396

Gary M. Green(4) .................   1998        $150,515        $ 54,000               50,000             $143,477
  Executive Vice President           1997        $206,774        $ 81,000              121,000             $  6,472
  and Chief Operating Officer        1996        $193,232        $ 72,000               86,000             $ 36,157

William D. Swain(4) ..............   1998        $127,364        $ 32,600               40,000             $ 88,769
  Vice President,                    1997        $155,695        $ 48,900               95,000             $  5,050
  Administration and                 1996        $145,424        $ 61,400               65,000             $  4,789
  Secretary

Donald F. Wood(4) ................   1998        $ 57,846        $     --                   --             $327,742
  President                          1997        $223,748        $141,000              362,000             $  2,357
                                     1996        $179,846        $ 98,000               37,000             $  1,118

Vanessa A. Wittman(4) ............   1998        $140,560        $ 32,000               50,000             $  5,783
  Chief Financial Officer            1997        $ 94,058        $ 26,500               75,000             $  1,258

-------------

(1) For fiscal 1997 and 1996, includes amounts earned but deferred at the election of the Named Executive Officer under the Company's Non-Qualified Deferred Compensation Plan. For fiscal 1998, 1997 and 1996, includes shares of stock issued in connection with the Company's annual bonuses paid in cash and stock. In fiscal 1996, Messrs. Dilworth, Green, Swain and Wood respectively, received $101,668, $34,003, $20,475 and $32,675 in stock, based on a per share value of $12.1875, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). In fiscal 1997, Messrs. Dilworth, Gopadze, Green, Swain, Wood and Ms. Wittman, respectively, received $76,258, $9,367 $27,003, $16,301, $47,003 and $8,835 in stock, based on a per share value of $11.3125, the fair market value of the Company's

        Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). In fiscal 1998, Messrs. Dilworth, Gopadze, Green, Swain and
        Ms. Wittman, respectively, received $50,828, $13,151, $17,993, $10,865,
        $10,659 in stock, based on a per share value of $8.25, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). Included in Mr. Mott's bonus in 1998 is an advance payment of $35,000.

(2) Includes repriced options. In January 1996, the Board approved the replacement of each outstanding stock option with a per share exercise price of $14.00 or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $13.125 per share and certain extended vesting terms. Amounts for fiscal 1996 include 205,000, 61,000, 45,000, 12,000 shares subject to repriced options for Messrs. Dilworth, Green, Swain and Wood, respectively. In September 1997, the Board approved the replacement of each outstanding option held by an executive officer with a per share exercise price of $11.00 per share or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. Amounts for fiscal 1997 include 225,000, 86,000, 65,000 and 162,000 shares subject to repriced options for Messrs. Dilworth, Green, Swain and Wood, respectively. See "Option Repricing Information."

(3) For 1996 and 1997, includes the Company's matching payment of $1,000 for each executive officer under its 401(k) plan, except for Mr. Gopadze who received no matching payments. For 1998, includes the Company's matching payment of $1,000 for each executive officer under its 401(k) plan, except for Messrs. Gopadze, Marquart, Mott and Wernke who received $0, $0, $942, and $0 in matching payments, respectively. For fiscal 1996, includes payments for term life insurance in the amounts of $5,400, $5,157, $3,789 and $1,118 for Messrs. Dilworth, Green, Swain and Wood, respectively, loan principal forgiveness in the amount of $30,000 for Mr. Green and an automobile allowance of $5,996 for Mr. Dilworth. For fiscal 1997, includes payments for term life insurance in the amounts of $5,400, $5,472, $4,050, $1,357 and $258 for Messrs. Dilworth, Green,
        Swain, Wood and Ms. Wittman, respectively. For fiscal 1998, includes payments for term life insurance in the amounts of $1,578, $7,875, $2,966, $258, $278, $349, $5,400, $1,357, and $475 for Messrs.
        Dreisbach, Dilworth, Gopadze, Marquart, Mott, Wernke, Green, Wood and Ms. Wittman, respectively, and an automobile allowance of $1,662 for Mr. Wernke. Also for fiscal 1998, includes payments under the Key Employee Severance Plan in the amounts of $177,028, $137,077 $87,769, $325,385 and $4,308 for Messrs. Dilworth, Green, Swain, Wood, and Ms. Wittman, respectively. See "Change in Control Arrangements".

(4) Mr. Dilworth resigned as Chief Executive Officer in May 1998. Mr. Dreisbach joined the Company in May 1998. Mr. Gopadze joined the Company in February 1997. Mr. Marquart joined the Company in June 1998. Mr. Mott and Mr. Wernke joined the Company in August 1998. Mr. Green and Mr. Swain left the Company in July 1998. Mr. Wood left the Company in January 1998. Ms. Wittman joined the Company in May 1997 and left the Company in November 1998.

COMPENSATION PURSUANT TO PLANS

        The following tables show for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of     Percent of
                          Shares of       Total
                           Common        Options
                            Stock       Granted to                                            Potential Realizable Value at
                         Underlying      Employees                                                Assumed Annual Rates of
                          Options       in Fiscal       Exercise Price         Expiration       Stock Price Appreciation for
                         Granted(2)      Year(3)           per Share              Date                  Option Term(1)
                        -----------      --------          ---------           ----------       ---------------------------
                                                                                                    5%              10%
                                                                                                ----------        ---------
Mr. Dreisbach .........   550,000          23.6%           $10.3750             05/08/08        $3,588,630        $9,094,293
Mr. Gopadze ...........    10,000           0.4%           $10.3125             04/29/08        $   64,855        $  164,355
                           55,000           2.3%           $ 5.8750             09/01/08        $  203,212        $  514,978
Mr. Marquart ..........    50,000           2.1%           $ 7.9065             07/06/08        $  154,284        $  390,985
                           25,000           1.1%           $ 9.8130             06/01/08        $  248,618        $  630,046
Mr. Mott ..............    75,000           3.2%           $ 6.6250             08/31/08        $  312,482        $  791,891
Mr. Wernke ............    75,000           3.2%           $ 8.1250             08/10/08        $  383,233        $  971,187
Mr. Dilworth(4) .......        --            --                  --                   --                --                --
Mr. Green(4) .........     50,000           2.1%           $10.3125             07/15/99        $  324,274        $  821,773
Mr. Swain(4) .........     40,000           1.7%           $10.3125             07/31/99        $  259,419        $  657,419
Mr. Wood(4) ...........        --            --                  --                   --                --                --
Ms. Wittman(4) ........    50,000           2.1%           $10.3125             11/20/99        $  324,274        $  821,773

-------------

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

(2) Options granted under the Company's employee stock option plans typically vest 25% after one year and approximately two percent per month thereafter, such that the options are fully vested in four years.

(3) Based on options covering a total of 2,334,301 shares of Common Stock granted to employees in fiscal 1998.

(4) Options granted to Mssrs. Dilworth, Green, Swain, Wood and Ms. Wittman expire 12 months following their termination of employment under the terms of the Key Employee Severance Plan. See "Change in Control Arrangements".

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                    Number of
                    Shares of                  Number of Shares of Common           Value of Unexercised
                     Common                  Stock Underlying Unexercised         In-The-Money Options at
                      Stock         Value      Options at Fiscal Year-End(1)           Fiscal Year-End(1)(2)
                    Acquired      Realized     ------------------------------       ------------------------
      Name         on Exercise       (3)       Exercisable       Unexercisable         Exercisable   Unexercisable
      ----            --------    --------    ------------    ---------------      --------------   --------------
Mr. Dreisbach           --           --              --            550,000                 --                 --
Mr. Gopadze             --           --           8,750             76,250           $  3,007           $  3,867
Mr. Marquart            --           --              --             75,000                 --                 --
Mr. Mott                --           --              --             75,000                 --                 --
Mr. Wernke .            --           --              --             75,000                 --                 --
Mr. Dilworth            --           --         404,579                 --             16,406                 --
Mr. Green               --           --         233,078                 --           $178,281                 --
Mr. Swain               --           --          97,910                 --                 --                 --
Mr. Wood                --           --         242,623                 --                 --                 --
Ms. Wittman             --           --          65,625                 --                 --                 --

--------------

(1)     Includes repriced options. See "Option Repricing Information."

(2) Value is based on the fair market value of the Company's Common Stock at December 31, 1998 of $5.188 (based on the closing sale price reported on the Nasdaq National Market on such date) minus the exercise price of the option.

(3) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise (the closing sale price reported on the Nasdaq National Market on such date) minus the exercise price, and does not necessarily indicate that the optionee sold such stock.

CHANGE IN CONTROL ARRANGEMENTS

        Key Employee Severance Plan

        In October 1997, in light of the transactions being negotiated with Vulcan Ventures, the Compensation Committee of the Board adopted the Company's Key Employee Severance Plan (the "Severance Plan"). An employee is eligible to participate in the Severance Plan if (a) such employee is notified in writing that he or she is eligible to participate in the Severance Plan and (b) such employee's employment with the Company is terminated due to an involuntary termination or a constructive termination (generally, a voluntary termination following an adverse change in the employee's position, circumstances or compensation) within 12 months following a

Designated Event (other than for cause). Such 12-month period may be extended to 18 months for executive officers who are so notified in writing. "Designated Event" means any transaction or series of transactions having a significant effect on the ability of any person or group to direct or cause the direction of the Company's management and policies that is specifically declared by the Board to be a Designated Event. The Board declared the sale of Common Stock to Vulcan in January 1998 as the "Designated Event" for the Severance Plan. Approximately 32 employees, including those Named Executive Officers who were employed by the Company as of January 1998, were notified of their eligibility to participate in the Severance Plan. Approximately 16 employees, including Messrs. Dilworth, Green, Swain, Wood and Ms. Wittman were receiving benefits under the Severance Plan as of December 31, 1998.

        The benefits provided by the Severance Plan are: (a) continuation of salary for 12 months following termination of employment; (b) payment of any bonus to which the employee would have been entitled under the Company's incentive bonus plan for the 12 months following termination of employment, assuming such employee's full employment with the Company during such 12-month period and the achievement of certain incentive targets by the Company and the employee; (c) continuation of health, life and other insurance benefits for the employee (and any dependents covered as of the date of termination) for 12 months following the termination of employment (or five years for health benefits, if the employee is age 55 or older upon termination of employment, subject to earlier termination if the employee and his or her dependents become covered by another group insurance plan providing similar benefits); and (d) amendment of all stock options held by such employee upon termination of employment so that (i) such options become vested for an additional 12 months on the date of termination and (ii) the employee may exercise such options for 12 months following termination of employment. To receive the benefits provided by the Severance Plan, an eligible employee must execute a release of claims in favor of the Company, and such release must become effective in accordance with its terms.

        Key Employee Retention Incentive Plan

        In October 1997, the Compensation Committee of the Board also adopted the Company's Key Employee Retention Incentive Plan (the "Retention Plan"). Approximately 32 employees of the Company, including the Named Executive Officers who were employed by the Company as of January 1998, were eligible to participate in the Retention Plan.

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

        Acceleration of Vesting Under Stock Option Plans

        The Company currently maintains three stock option plans for the benefit of employees and consultants of the Company: the 1988 Stock Option Plan; the 1997 Equity Incentive Plan; and the 1997 Non-Officer Equity Incentive Plan. Options to purchase approximately 2,009,621, 447,072 and 1,241,512 shares of Common Stock, respectively, were outstanding under such plans as of March 31, 1999. The Equity Incentive Plan and the 1997 Non-Officer Equity Incentive Plan provide that, in the event an optionee is terminated other than for cause within 12 months after a Change in Control (as defined in such plans), the options held by such optionee under such plans will become fully vested.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Company applies a consistent methodology to compensation for all employees, including senior management. It is based on the premise that Company results are achieved through the coordinated efforts of all individuals working toward meeting customer and stockholder expectations.

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

        The Company's compensation program for executive officers is based on the principles described above and is administered by the Compensation Committee. Until January 1998, the Compensation Committee was composed of Mr. Robert S. Cline, who is Chairman of the Committee, and Mr. Cornelius C. Bond, Jr., both non-employee directors of the Company. In January 1998, Mr. Bond ceased to be a member of the committee. In April 1998, David Liddle, a non-employee director, joined the Compensation Committee. There were no interlocking or other types of relationships affecting the independence of the committee members during fiscal 1998. Mr Liddle has subsequently ceased to be a member of the Compensation Committee in 1999 and has been replaced by Mr. David Moore a non-employee director of the Company.

        The Company has taken careful steps to ensure that executive compensation is consistent with other similar companies in the electronics and communications industries, while being contingent upon the Company's achievement of near- and long-term objectives and goals. For fiscal 1998, the principal measures the Compensation Committee looked to in evaluating the Company's progress towards these objectives and goals were (1) milestones in the development of Ricochet2, the Company's planned 128kbps network, and (2) completion of right-of-way agreements in cities where Ricochet service is not currently offered. Other management objectives considered by the Compensation Committee included expanding the installation of Ricochet networks in current markets and increasing the Ricochet subscriber base. The Company's executive compensation is also based on these four components, each of which is intended to serve the overall compensation philosophy.

        Base Salary

        Base salary is targeted toward the middle of the range established by surveys of comparable companies in the electronics and communications industries. Base salaries are reviewed annually to ensure that the Company's salaries are competitive within the target range. For the purpose of establishing these levels for fiscal 1998, the Company relied in part on an executive compensation survey of U.S.-based high technology companies conducted by a nationally recognized compensation consulting firm and on data obtained from executive search firms that place executives with Silicon Valley companies. The companies in the above mentioned survey and data sources include a broad range of companies because the Company competes for talented executives with a wide range of companies in various industries. The Company believes the highly competitive employment environment of Silicon Valley has the greatest impact on base salary levels.

        Merit Increase

        Merit increases are designed to encourage management to perform at consistently high levels. Salaries for executives are reviewed by the Compensation Committee on an annual basis and may be increased at that time based on the Compensation Committee's agreement that the individual's overall contribution to the Company merits recognition. Small lump-sum bonuses were provided in lieu of merit increases to base salaries for the current executive management team for 1998 given their short tenure with the Company. These bonuses were provided primarily as recognition of their progress towards company objectives.

        Bonuses

        Bonuses for executives are considered to be "pay at risk" and as such are used as an incentive to encourage management to perform at a high level or to recognize a particular contribution by an employee or exceptional

Company performance. Generally, the higher the employee's level of job responsibility, the larger the portion of the individual's compensation package that is represented by a bonus. Whether a bonus will be given, and the amount of any such bonus, is determined on a yearly basis. Bonus awards must be approved by the Chief Executive Officer and the Compensation Committee in the case of executives other than the Chief Executive Officer and by the Compensation Committee alone in the case of the Chief Executive Officer.

        In awarding the bonus portion of compensation, the Compensation Committee places particular emphasis on the Company's performance against the management objectives and goals described above. The Compensation Committee evaluated the Company's performance against these objectives as follows: In fiscal 1998, the Company made substantial progress in development of Ricochet2, ending the year on target to begin full system testing during the Spring of 1999. The Company increased the overall subscriber base, ending the year with nearly 26,000 subscribers. The Company also made substantial progress in obtaining Right of Way agreements for future deployment of Ricochet, showing that it can manage the acquisition process on multiple fronts and accelerate the acquisition over a short period of time. In light of the Company's success in achieving important objectives in fiscal 1998, the Compensation Committee decided to award bonuses to executives at their target levels, prorated for the time each executive had been with the Company during the year.


        Employees in sales positions participated in a commission-based bonus program designed to recognize their efforts to grow subscribers and did not receive bonuses under the above incentive bonus plan.

        Stock Options

        The Compensation Committee believes that stock ownership by management is beneficial in aligning management and stockholders interests with respect to enhancing stockholder value. Stock options are also used to retain executives and motivate them to improve long-term stock market performance. Stock options are granted at the prevailing market value and will only have future value if the Company's stock price increases. Generally, stock option grants vest 25% after the first year and monthly thereafter in 36 equal amounts over three years.

        The Compensation Committee determines the number of options to be granted based upon the competitive marketplace, with a particular focus on determining what level of equity incentive is necessary to retain a particular individual. Outstanding historical performance by an individual is additionally recognized through larger than normal option grants.

        Chief Executive Officer

        The Compensation Committee uses the same philosophy described above with respect to other chief executive officers in setting the compensation for the Chief Executive Officer, Mr. Dreisbach. Mr. Dreisbach's compensation for 1998 was set as a result of his offer of employment with the Company. No changes to his base compensation were made during the fiscal year 1998. In light of the progress made towards company objectives during the year, the Compensation Committee approved a bonus award to Mr. Dreisbach of 12,000 shares of company stock.

                     1998 Compensation Committee

                     Robert S. Cline, Chairman
                     David E. Liddle

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

                           TEN YEAR OPTION REPRICINGS

                                   Number of
                                   Shares of                                                            Length of
                                     Common                                                              Original
                                     Stock        Market Price                                          Option Term
                                   Underlying      of Common       Exercise Price                       Remaining at
                                    Options      Stock at Time     at Time of       New Exercise          Date of
     Name           Date            Repriced     of Repricing      Repricing            Price            Repricing
     ----           ----            --------     ------------      ---------            -----            ---------
Mr. Dilworth ...... 09/27/97        50,000         $6.750            $13.500            $6.750              8.6
                                   205,000         $6.750            $13.125            $6.750              8.3
                    02/01/96       160,000        $13.125            $19.750           $13.125              7.7
                                    25,000        $13.125            $19.625           $13.125              8.3
                                    20,000        $13.125            $17.000           $13.125              9.3

Mr. Green ......... 09/27/97        25,000         $6.750            $13.500            $6.750              8.6
                                    61,000         $6.750            $13.125            $6.750              8.3
                    02/01/96        35,000        $13.125            $19.750           $13.125              7.7
                                    15,000        $13.125            $19.625           $13.125              8.3

Mr. Swain ......... 09/27/97        20,000         $6.750            $13.500            $6.750              8.6
                                    45,000         $6.750            $13.125            $6.750              8.3
                    02/01/96        25,000        $13.125            $19.750           $13.125              7.7
                                    10,000        $13.125            $19.625           $13.125              8.3
                                    10,000        $13.125            $17.000           $13.125              9.3

Mr. Wood .......... 09/27/97       125,000         $6.750            $11.875            $6.750              7.1
                                    25,000         $6.750            $13.500            $6.750              8.6
                                    12,000         $6.750            $13.125            $6.750              8.3
                    02/01/96        12,000        $13.125            $17.000           $13.125              9.3


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

PERFORMANCE MEASUREMENT COMPARISON

        The following table shows the total stockholder return of an investment of $100 in cash on December 31, 1993 for (a) the Company's Common Stock, (b) the Russell 2000 Index and (c) the Nasdaq-United States Index. The Russell 2000 Index is used as a market indicator of stocks with small market capitalizations. The Russell 2000 Index is used instead of an industry index because the Company knows of no industry indices representing the mobile/wireless data networking industry. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 1998:

*$100 Invested on 12/31/93 in stock or index including reinvestment of dividends. Fiscal year ending December 31.


                                                     TOTAL RETURN - SUMMARY
MCOM
                                               --------------------------------------------
                                               12/93    12/94  12/95   12/96  12/97   12/98
                                               -----    -----  -----   -----  -----   -----
METRICOM, INC.                                   100       62     56      62     40      21
NASDAQ STOCK MARKET (U.S.)                       100       97    138     169    208     293
RUSSELL 2000                                     100       99    127     148    181     176


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 1999 by: (a) each current director and nominee for director; (b) each of the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" below (including five former executive officers); (c) all current executive officers and directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

STOCK OWNERSHIP                                                     OWNERSHIP(1)
---------------                                                     ------------
NAME                                                 NUMBER OF SHARES       PERCENT OF TOTAL
----                                                 ----------------       ----------------
Vulcan Ventures Incorporated(2)..................         9,121,745                    36.4%
     110-110th Avenue NE, Suite 550
     Bellevue, WA  98004
Robert S. Cline(3)...............................            55,999                        *
Ralph Derrickson(3)..............................             2,333                        *
Robert P. Dilworth(3)............................           455,563                     1.8%
Timothy A. Dreisbach(3)..........................           143,500                        *
Lee M. Gopadze(3)................................            17,735                        *
Gary M. Green(4).................................           242,524                     1.0%
Justin L. Jaschke(3).............................            40,165                        *
David E. Moore...................................                --                        *
Dale W. Marquart.................................             2,702                        *
Robert W. Mott...................................                --                        *
William D. Savoy(3)..............................         9,124,078                    36.4%
William D. Swain(4)..............................            74,162                        *
John G. Wernke...................................             2,500                        *
Vanessa A. Wittman(4)............................            64,711                        *
Donald F. Wood(4)................................             5,144                        *
Directors and current executive officers as a
group (11 persons)(3)(5).........................         9,844,575                    39.3%





HOLDER OF 8% CONVERTIBLE NOTES                                      OWNERSHIP(1)
------------------------------                                      ------------
NAME                                                 NUMBER OF SHARES       PERCENT OF TOTAL
----                                                 ----------------       ----------------
Lindner Investments(6)...........................         1,546,390                     6.2%
     7711 Carondelet Avenue
     P.O. Box 16900
     St. Louis, MO  63105

--------------
*       Less than one percent.

(1) This table is based upon information supplied by directors, officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on 25,032,546 shares, which represents the combined total of (a) common shares outstanding on March 31, 1999, (b) stock options outstanding exercisable within 60 days of the date of this table, and (c) shares issued upon conversion of 8% Convertible Notes due 2003.

(2) Based on a Schedule 13D filed with the SEC on October 28, 1993 and most recently amended on January 30, 1998. Includes 25,000 shares held by Paul Allen, the sole stockholder of Vulcan.

(3)     Includes 52,999, 2,333, 404,579, 137,500, 13,541, 36,665, and 2,333
        shares of Common Stock subject to options exercisable within 60 days of the date of this table held by Messrs. Cline, Derrickson, Dilworth, Dreisbach, Gopadze, Jaschke and Savoy, respectively.

(4) Mr. Green, Mr. Swain, Mr. Wood and Ms. Wittman left the Company in 1998. Includes 232,578, 74,162, and 57,325 shares of Common Stock for Mr. Green, Mr. Swain and Ms. Wittman, respectively, subject to options exercisable within 60 days of the date of this table.

(5) Includes shares held by entities affiliated with certain officers and directors as described in the footnotes above.

(6) Based on a Schedule 13D filed with the SEC on December 26, 1996 and most recently amended on October 12, 1997 and a Schedule 13G Amendment filed on August 28, 1996. Includes 1,546,390 shares of Common Stock issuable upon conversion of 8% Convertible Notes due 2003. Ryback Management Corporation has sole voting and dispositive power over the shares held by Lindner Investments. Ryback Management Corporation disclaims beneficial ownership of the shares in which it has no pecuniary interest.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE OF COMMON STOCK TO VULCAN VENTURES INCORPORATED

        In January 1998, the Company sold 4,650,000 newly-issued shares of Common Stock to Vulcan Ventures Incorporated, a stockholder of the Company, for $12.00 per share in cash. In connection with such transaction, the Company granted certain contractual rights to Vulcan including the right to nominate up to four members of the Board of Directors. As of March 31, 1999, Vulcan owned approximately 48.1% of the outstanding Common Stock. Messrs. Savoy, Moore and Derrickson, directors of the Company, are affiliated with Vulcan.

LINE OF CREDIT WITH VULCAN VENTURES INCORPORATED

        In October 1998, the Company entered into an unsecured line of credit agreement with Vulcan Ventures Incorporated. The line of credit is due on October 29, 2000. As of March 31, 1999, there was $30 million outstanding on the line of credit.

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

(12) Incorporated by reference from the Company's Form 8-K dated as of October 13, 1997.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997

(14) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 1999.

                                     METRICOM, INC.



                                     By     /s/    TIMOTHY A. DREISBACH
                                       ----------------------------------------
                                           Timothy A. Dreisbach
                                           President and CEO



                                     By      /s/    DAVID J. PANGBURN
                                       ----------------------------------------
                                           David J. Pangburn
                                           Corporate Controller (Principal
                                           Financial and Accounting Officer)

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