Form 10-Q
period 1999-03-31
METRICOM INC / DE
filed 1999-05-14
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999 or

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

                                Yes  X     No
                                   -----     -----

     The number of shares of common stock outstanding as of April 23, 1999 was 19,032,741.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets                           3

              Condensed Consolidated Statements of Operations                 4

              Condensed Consolidated Statements of Cash Flows                 5

              Notes to Condensed Consolidated Financial Statements            6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

              Overview                                                        9
              Results of Operations                                           9
              Liquidity and Capital Resources                                11

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE PAGE                                                               14

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             MARCH 31,    DECEMBER 31,
                                                               1999           1998
                                                             ---------     ----------
                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................. $  21,842      $  19,141
  Accounts receivable, net..................................     2,061          1,450
  Inventories, net..........................................     2,304          3,046
  Prepaid expenses and other................................     1,600          1,522
                                                             ---------      ---------
      Total current assets..................................    27,807         25,159
PROPERTY AND EQUIPMENT, net.................................     6,241          5,555
LONG-TERM INVESTMENTS.......................................        58             58
OTHER ASSETS, net...........................................     3,351          3,694
                                                             ---------      ---------
      Total assets.......................................... $  37,457      $  34,466
                                                             =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                           $   2,871      $   5,061
  Accrued liabilities                                            9,755         10,662
  Note payable                                                      18             40
                                                             ---------      ---------
      Total current liabilities                                 12,644         15,763
                                                             ---------      ---------

LONG-TERM DEBT..............................................    75,378         55,098
OTHER LIABILITIES...........................................       369            680
MINORITY INTEREST...........................................     5,184          5,184

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock..............................................        19             19
  Additional paid-in capital................................   192,343        191,184
  Accumulated deficit.......................................  (248,480)      (233,462)
                                                             ---------      ---------
      Total stockholders' equity (deficit)..................   (56,118)       (42,259)
                                                             ---------      ---------
      Total liabilities and stockholders' equity (deficit).. $  37,457      $  34,466
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

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                      MARCH 31,       MARCH 31,
                                                        1999            1998
                                                      --------        --------
REVENUES:
  Service revenues ................................   $  2,431        $  1,974
  Product revenues ................................      1,755           1,629
                                                      --------        --------
      Total revenues ..............................      4,186           3,603
                                                      --------        --------

COSTS AND EXPENSES:
  Cost of service revenues ........................      4,433           5,759
  Cost of product revenues ........................      1,326           1,375
  Research and development ........................      8,235           3,456
  Selling, general and administrative .............      4,140           4,261
                                                      --------        --------

  Total costs and expenses ........................     18,134          14,851
                                                      --------        --------

    Loss from operations ..........................    (13,948)        (11,248)

INTEREST EXPENSE ..................................     (1,213)         (1,012)
INTEREST INCOME ...................................        143             553
                                                      --------        --------

    Net loss.......................................   $(15,018)       $(11,707)
                                                      ========        ========

BASIC & DILUTED
  NET LOSS PER SHARE...............................   $  (0.80)       $  (0.69)
                                                      ========        ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ..............................     18,873          16,944
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

                         METRICOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                      MARCH 31,       MARCH 31,
                                                        1999            1998
                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $ (15,018)       $(11,707)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization................        942           2,231
      Decrease in accounts receivable, prepaid
       expenses and other current assets...........       (689)         (1,330)
       (Increase) decrease in inventories..........        742            (819)
      (Decrease) in accounts payable, accrued
         liabilities, and other....................     (3,121)         (1,424)
                                                      --------        --------
           Net cash used in operating
             activities............................    (17,144)        (13,049)
                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............     (1,292)            (93)
  Other............................................         --             (85)
  Purchase of investments..........................         --        (111,403)
  Proceeds from the sale of investments............         --         114,214
                                                      --------        --------
           Net cash provided by investing
             activities............................     (1,292)          2,633
                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...........      1,159          54,909
  Cash used to retire short-term debt, net.........        (22)         (5,000)
  Additions to long-term debt......................     20,000              --
  Contributions from minority interest.............         --             586
                                                      --------        --------
           Net cash provided by financing
            activities.............................     21,137          50,495
                                                      --------        --------
NET INCREASE IN CASH AND EQUIVALENTS...............      2,701          40,079
CASH AND EQUIVALENTS, BEGINNING OF PERIOD..........     19,141           9,784
                                                      --------        --------
CASH AND EQUIVALENTS, END OF PERIOD................   $ 21,842        $ 49,863
                                                      ========        ========

SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under
   capital lease...................................   $    280        $     --

                   The accompanying notes are an integral part
                  of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three month periods ended March 31, 1999 and March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. At March 31, 1999, the Company had working capital of $15.2 million. At the Company's current level of operations and rate of negative cash flow, management anticipates that the Company's cash and cash equivalents will be adequate to satisfy the Company's operating loss and capital expenditure requirements through June 1999. The Company is working with an investment banking firm to identify a strategic partner that will facilitate the deployment of the Company's high-speed network. The Company is currently in discussions with various potential partnership candidates. Management anticipates that such strategic partner will also provide financing for the Company's future operations. In the event that the Company does not enter into a strategic partnership by the end of May 1999, management plans to reduce the level of operations of the Company and consider other financing alternatives that will enable the Company to continue as a going concern. There can be no assurance that financing will be available to the Company or that the Company will be able to successfully negotiate an agreement with a strategic partner.

     Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 1999 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month periods ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                       MARCH 31,        DECEMBER 31,
                                         1999               1998
                                       --------         -----------
     Raw materials                     $    842           $    680
     Work-in-progress                        21                  3
     Finished goods                       1,441              2,363
                                       --------           --------
       Total                           $  2,304           $  3,046
                                       ========           ========


NOTE 3. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The adoption of this statement had no effect on the accompanying statements of operations.

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

NOTE 5. INVESTMENTS

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

NOTE 6. SEGMENT REPORTING

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

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. A summary of operating results by reportable operating segment is as follows:

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                 MARCH 31,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------
Ricochet Revenue .....................................      $2,900      $2,644
Utilinet Revenue .....................................       1,286         959
                                                            ------      ------
    Total ............................................      $4,186      $3,603
                                                            ======      ======

Cost of Service Ricochet .............................      $4,427      $5,686
Cost of Service Utilinet .............................           6          73
                                                            ------      ------
    Total ............................................      $4,433      $5,759
                                                            ======      ======


Cost of Product Ricochet .............................      $  786      $  965
Cost of Product Utilinet .............................         540         410
                                                            ------      ------
    Total ............................................      $1,326      $1,375
                                                            ======      ======


NOTE 7. NEW ACCOUNTING STANDARD

     In June, 1998, The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 1999. The Company believes the pronouncement will not have a material effect on its financial statements.

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

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the completion of development of the Company's high-speed network (Ricochet2), uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1998, as well as those elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues

     Revenues consist of service and product revenues. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

     Total revenues increased to $4.2 million in the first quarter of 1999 from $3.6 million in the first quarter of 1998 due primarily to an increase in Ricochet service revenues. Service revenues increased to $2.4 million in 1999 from $2.0 million in 1998. The increase in service revenues is primarily due to increased Ricochet subscriber fees resulting from a larger Ricochet subscriber base. There were approximately 27% more Ricochet subscribers at March 31, 1999 than there were at March 31, 1998. Product revenues increased to $1.8 million in 1999 from $1.6 million in 1998. The increase in product revenues was primarily due to the timing of shipments of UtiliNet products, partially offset by reduced Ricochet product revenues as a result of a lower average selling price for Ricochet modems.

Cost of Revenues

     Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, certain excess capacity costs and manufacturing variances associated with manufacturing the Company's network components. Cost of service revenues also includes the cost to design the Ricochet networks and maintain site agreements for the Company's infrastructure in the metropolitan areas where commercial service is currently offered. These costs are expensed as incurred due to the uncertainties regarding the realizability of these costs. Cost of service revenues decreased to $4.4 million in 1999 from $5.8 million in 1998. The decrease is primarily due to reduced depreciation expense on network equipment resulting from the Company's 1998 write-down of Ricochet network equipment to fair value. In the fourth quarter of 1998, as a result of its plans to replace the Company's current Ricochet networks with Ricochet2 equipment, the Company recorded a $14.4 million charge to write down the carrying value of Ricochet network equipment to fair value. Cost of service revenues is expected to increase significantly as a result of the continued operation of Ricochet networks and planned future deployment of Ricochet2 networks. Cost of service revenues is expected to be greater than service revenues for the foreseeable future.

     Cost of product revenues decreased to $1.3 million in 1999 from $1.4 million in 1998. Cost of product revenues as a percentage of product revenues decreased to 76% for the first quarter of 1999 from 84% in the first quarter of 1998. The decrease was primarily due to a higher percentage of product revenues in the first quarter of 1999 derived from the sale of higher margin UtiliNet products versus lower margin Ricochet modems.

Research and Development

     Research and development expenses increased to $8.2 million in 1999 from $3.5 million in 1998. Over one-half of the increase in the first quarter of 1999 was due to an increase in costs incurred to obtain right-of-way and site agreements in metropolitan areas where the Company currently plans to offer service. The remainder of the increase is primarily attributable to continued development of the high speed Ricochet2 network technology and subscriber devices. The Company expects research and development expenses to continue to increase in absolute dollars in future periods as the Company continues the acquisition of right-of-way and site agreements as well as the development of Ricochet2.

Selling, General and Administrative

     Selling, general and administrative expenses decreased to $4.1 million for the first quarter of 1999 from $4.3 million for the first quarter of 1998. Slight decreases in administrative and sales costs were partially offset by a small increase in marketing costs. Selling, general and administrative expenses are expected to continue at the current level or increase for the foreseeable future as Ricochet2 networks are deployed.

Interest Income and Expense

     Interest expense increased to $1.2 million in the first quarter of 1999 compared with $1.0 million in the same period of 1998. The increase is primarily due to interest paid on amounts outstanding against a line of credit with Vulcan Ventures Incorporated. Interest income decreased to $143,000 for the first quarter of 1999 from $553,000 for the same period of 1998 due to a lower average level of cash and cash equivalents in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. At March 31, 1999, the Company had working capital of $15.2 million. At the Company's current level of operations and rate of negative cash flow, management anticipates that the Company's cash and cash equivalents will be adequate to satisfy the Company's operating loss and capital expenditure requirements through June 1999. The Company is working with an investment banking firm to identify a strategic partner that will facilitate the deployment of the Company's high-speed network. The Company is currently in discussions with various potential partnership candidates. Management anticipates that such strategic partner will also provide financing for the Company's future operations. In the event that the Company does not enter into a strategic partnership by the end of May 1999, management plans to reduce the level of operations of the Company and consider other financing alternatives that will enable the Company to continue as a going concern. There can be no assurance that financing will be available to the Company or that the Company will be able to successfully negotiate an agreement with a strategic partner.

     The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan Ventures, Inc. with net proceeds to the Company of approximately $53.7 million in 1998. In October 1998, the Company secured a line of credit for $30 million from Vulcan Ventures, Inc. As of March 31, 1999, the Company had drawn down $30 million against this line of credit.

     Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of March 31, 1999, the Company had incurred $248.5 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems and computer and office equipment. Capital expenditures were approximately $1.6 million and $93,000 in the first quarter of 1999 and 1998, respectively. The Company expects to continue to make significant capital expenditures in connection with the development, deployment and marketing of its wireless networks. The Company also expects that to the extent the Company's subscriber base grows, significant capital expenditures will be required to procure Ricochet and Ricochet2 modems. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance; availability of radios and modems; availability of sufficient financial, management, marketing and technical resources, and technological feasibility.

     As of March 31, 1999, the Company had cash and cash equivalents of $21.8 million and working capital of $15.2 million. The Company's accounts receivable increased to $2.1 million as of March 31, 1999 from $1.5 million at December 31, 1998 due primarily to increased revenues in the first quarter of 1999 versus the fourth quarter of 1998. Inventories decreased to $2.3 million at March 31, 1999 from $3.0 million at December 31, 1998 due primarily to increased sales of Utilinet and Ricochet products. The Company believes that both accounts receivable and inventories will increase in the future in order to support the planned deployment and commercialization of Ricochet2.

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

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:              27.1  Financial Data Schedule

     b.   Reports on Form 8-K:   None filed by the Company in the first quarter
                                 of 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              METRICOM, INC.
                                              (Registrant)




Date: May 14, 1999                            /s/ TIMOTHY A. DREISBACH
                                              --------------------------------
                                              Timothy A. Dreisbach
                                              President and Chief Executive
                                              Officer

                                              /s/ DAVID J. PANGBURN
                                              ---------------------------------
                                              David J. Pangburn
                                              Corporate Controller (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX

27.1      Financial Data Schedule