Form 10-Q
period 1999-06-30
METRICOM INC / DE
filed 1999-08-13
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

                                Yes [X]   No [ ]

     The number of shares of common stock outstanding as of August 3, 1999 was 21,039,103.

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
Part I.  Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                             3

             Condensed Consolidated Statements of Operations                   4

             Condensed Consolidated Statements of Cash Flows                   5

             Notes to Condensed Consolidated Financial Statements              6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Overview                                                         10

             Results of Operations                                            11

             Liquidity and Capital Resources                                  13

Part II. Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                 15

    Item 7A. Qualitative and Quantitative Disclosures About Market Risk       15

Signature Page                                                                17

Part I. Financial Information

Item 1. Financial Statements

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,       December 31,
                                                          1999             1998
                                                        ---------      ------------
                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................  $  20,830       $  19,141
  Accounts receivable, net ...........................      2,548           1,450
  Inventories, net ...................................      1,484           3,046
  Prepaid expenses and other .........................      3,911           1,522
                                                        ---------       ---------
      Total current assets ...........................     28,773          25,159
PROPERTY AND EQUIPMENT, net ..........................      7,103           5,555
LONG-TERM INVESTMENTS ................................         58              58
OTHER ASSETS, net ....................................      3,892           3,694
                                                        ---------       ---------
      Total assets ...................................  $  39,826       $  34,466
                                                        =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable ...................................  $   2,701       $   5,061
  Accrued liabilities ................................     13,322          10,662
  Notes payable ......................................     10,171              40
                                                        ---------       ---------
      Total current liabilities ......................     26,194          15,763
                                                        ---------       ---------

LONG-TERM DEBT .......................................     75,118          55,098
OTHER LIABILITIES ....................................        348             680
MINORITY INTEREST ....................................      5,184           5,184

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock .......................................         20              19
  Additional paid-in capital .........................    197,999         191,184
  Accumulated deficit ................................   (265,037)       (233,462)
                                                        ---------       ---------
      Total stockholders' equity (deficit) ...........    (67,018)        (42,259)
                                                        ---------       ---------
      Total liabilities and stockholders'
        equity (deficit) .............................  $  39,826       $  34,466
                                                        =========       =========

                  The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                               Three Months Ended             Six Months Ended
                                             -----------------------       -----------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1999           1998           1999           1998
                                             --------       --------       --------       --------
REVENUES:
  Service revenues ....................      $  2,195       $  2,277       $  4,626       $  4,251
  Product revenues ....................         2,468          2,084          4,223          3,713
                                             --------       --------       --------       --------
      Total revenues ..................         4,663          4,361          8,849          7,964
                                             --------       --------       --------       --------

COSTS AND EXPENSES:
  Cost of service revenues ............         4,459          6,419          8,892         12,177
  Cost of product revenues ............         2,011          1,416          3,337          2,791
  Research and development ............         8,806          4,860         17,041          8,318
  Selling, general and
     administrative ...................         4,529          4,605          8,669          8,866
                                             --------       --------       --------       --------

  Total costs and expenses ............        19,805         17,300         37,939         32,152
                                             --------       --------       --------       --------

    Loss from operations ..............       (15,142)       (12,939)       (29,090)       (24,188)

INTEREST EXPENSE ......................        (1,601)          (953)        (2,814)        (1,965)
INTEREST INCOME .......................           186            671            329          1,224
                                             --------       --------       --------       --------

    Net loss ..........................      $(16,557)      $(13,221)      $(31,575)      $(24,929)
                                             ========       ========       ========       ========

BASIC & DILUTED
  NET LOSS PER SHARE..................       $  (0.86)      $  (0.71)      $  (1.65)      $  (1.41)
                                             ========       ========       ========       ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ..................        19,296         18,512         19,084         17,728
                                             ========       ========       ========       ========

                   The accompanying notes are an integral part of these condensed consolidated tatements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                  -----------------------
                                                                  June 30,       June 30,
                                                                    1999           1998
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................      $(31,575)      $(24,929)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ........................         2,007          4,622
      Increase in accounts receivable,
         prepaid expenses and other current assets .........        (3,488)        (1,375)
      Decrease (increase) in inventories ...................         1,562         (1,826)
      Increase (decrease) in accounts payable,
         accrued liabilities, and other liabilities ........          (345)         1,889
                                                                  --------       --------
           Net cash used in operating activities ...........       (31,839)       (21,619)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ......................        (3,159)        (1,384)
  Other ....................................................            --            156
  Proceeds from the sale of investments ....................            --          4,240
                                                                  --------       --------
           Net cash provided by (used in)
             investing activities ..........................        (3,159)         3,012
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................         6,816         54,970
  Additions to (payments of) notes payable, net ............         9,871         (5,000)
  Additions to long-term debt ..............................        20,000             --
                                                                  --------       --------
Net cash provided by financing activities ..................        36,687         49,970
                                                                  --------       --------
NET INCREASE IN CASH AND EQUIVALENTS .......................         1,689         31,363
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ..................        19,141          9,784
                                                                  --------       --------
CASH AND EQUIVALENTS, END OF PERIOD ........................      $ 20,830       $ 41,147
                                                                  ========       ========

SUMMARY OF NON-CASH TRANSACTIONS:
         Property and equipment acquired under capital lease      $    280             --

                   The accompanying notes are an integral part
                  of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note l. Basis of Presentation

     The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three and six month periods ended June 30, 1999 and June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 1999 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.


Note 2. Changes in Ownership

     On January 30, 1998, the stockholders of the Company approved the sale of 4,650,000 shares of Common Stock to Vulcan Ventures Incorporated, a Washington corporation ("Vulcan") at a per share price of $12.00. At the closing of the transaction, Vulcan's ownership interest in the Company was increased to approximately 49.5% of the outstanding shares of Common Stock. The net proceeds from the transaction were $53.7 million.

     On June 20, 1999, the Company entered into a Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with MCI WorldCom, Inc., a Georgia corporation ("MCI WorldCom"), and Vulcan. Pursuant to the terms of the Stock Purchase Agreement, the Company will issue and sell to MCI WorldCom 30 million shares of newly-designated Series A1 Preferred Stock at a price of $10 per share, and the Company will issue and sell to Vulcan 30 million shares of newly-designated Series A2 Preferred Stock (collectively with the Series

A1 Preferred Stock, the "Preferred Shares") at a price of $10 per share, for aggregate proceeds to the Company of $600 million (the "Transaction"). Under the terms of a proposed Restated Certificate of Incorporation, attached as Exhibit A to the Stock Purchase Agreement (the "Restated Certificate"), both series of Preferred Shares will bear cumulative dividends at the rate of 6.5% per annum for three years. In addition, each series will have the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The Preferred Shares will be subject to mandatory redemption by the Company in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. The other rights and preferences of the Preferred Shares will be as set forth in the Restated Certificate. Upon conversion of the Preferred Shares into shares of Common Stock of the Company, Vulcan will hold approximately 49% of the Company's outstanding Common Stock and MCI WorldCom will hold approximately 37%, with the remaining 14% held by other current public stockholders and optionees (on a pro forma fully-diluted basis, using the treasury method, based on common stock and options outstanding as of June 20,1999). As a result, Vulcan's beneficial ownership will continue to be sufficient to control the vote on most matters submitted to the stockholders of the Company. The Transaction, including adoption of the Restated Articles, is subject to certain conditions, including approval by the stockholders of the Company. Vulcan, a 47% stockholder of the Company, has agreed to vote its shares of the Company in favor of the Transaction and against any alternative transaction unless the Agreement is terminated pursuant to its terms. Pending consummation of the Transaction, Vulcan has committed to provide the Company with up to $30 million in secured financing on an interim basis. The Company has received $10 million of this financing as of June 30, 1999.

Note 3. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                               June 30,   December 31,
                                 1999        1998
                               --------   ------------
     Raw materials .........    $1,224       $  680
     Work-in-progress ......       170            3
     Finished goods ........        90        2,363
                                ------       ------
       Total ...............    $1,484       $3,046
                                ======       ======


Note 4. Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The adoption of this statement had no effect on the accompanying statements of operations.

Note 5. Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common equivalent shares from options and warrants to purchase common stock and from conversion of the convertible subordinated notes have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.


Note 6. Investments

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


Note 7. Segment Reporting

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

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. A summary of operating results by reportable operating segment is as follows:

                                                   Six Months Ended
                                                        June 30,
                                                 --------------------
                                                  1999         1998
                                                 -------      -------
Ricochet Revenue .............................   $ 5,811      $ 5,320
Utilinet Revenue .............................     3,038        2,644
                                                 -------      -------
    Total ....................................   $ 8,849      $ 7,964
                                                              =======

Cost of Service Ricochet .....................   $ 8,866      $12,053
Cost of Service Utilinet .....................        26          124
                                                 -------      -------
    Total ....................................   $ 8,892      $12,177
                                                              =======

Cost of Product Ricochet .....................   $ 1,938      $ 1,603
Cost of Product Utilinet .....................     1,399        1,188
                                                 -------      -------
    Total ....................................   $ 3,337      $ 2,791
                                                 =======      =======


Note 8. New Accounting Standard

     In June, 1998, The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. The pronouncement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the pronouncement will not have a material effect on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. Historically, a significant portion of the Company's revenues have been derived primarily from the development contracts and sales of customer-owned networks and related products, known as UtiliNet, to utility companies. In recent years, the Company has deployed a commercial wireless data network known as Ricochet in various metropolitan areas of the United States. The Company currently provides Ricochet commercial service, which operates at speeds comparable to commonly used wired modems, in the San Francisco Bay Area, the Seattle and Washington D.C. metropolitan areas, parts of Los Angeles and New York City, and in certain airports and corporate and university campuses.

     In 1997, in conjunction with the Company's acquisition of licensed spectrum in the 2.3 GHz Band in the FCC's WCS auctions, the Company began the development of a higher speed service known as Ricochet2. Ricochet2, an upgrade to Ricochet, has demonstrated in Company tests to provide the same service as Ricochet, but at faster downstream speeds of up to 128 Kbps. In conjunction with development of Ricochet2, the Company has continued to pursue right-of-way and site agreements to enable Ricochet2 deployment in various metropolitan areas. The Company plans to complete development of the Ricochet2 system in 1999 and subsequently deploy it in numerous metropolitan areas in the United States with commercial operation beginning in 2000.

     Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to deploy the Ricochet2 system, uncertainty of market acceptance of the Company's products and services, availability of sufficient financial, management, technical and marketing resources, performance and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the year ended December 31, 1998, as well as those elsewhere in this Form 10-Q.

Results of Operations

Revenues

     Revenues consist of service and product revenues. Service revenues are derived from subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

     Total revenues increased to $4.7 million for the second quarter of 1999 from $4.4 million for the comparable period of 1998 and increased to $8.8 million for the first six months of 1999 from $8.0 million for the same period of 1998. Service revenues remained relatively flat at $2.2 million for the second quarter of both 1999 and 1998 and increased to $4.6 million for the first six months of 1999 from $4.3 million for the comparable period of 1998. The increase in service revenues in the six month period is primarily due to increased subscriber fees resulting from a larger Ricochet subscriber base. Ricochet service revenue growth slowed in the second quarter of 1999 compared with 1998 in part due to the Company's reduction in sales and marketing efforts on the current Ricochet product line. Instead, the Company has concentrated its marketing efforts on the development and testing of the new Ricochet2 system. Product revenues increased to $2.5 million for the second quarter of 1999 from $2.1 million in the second quarter of 1998 and $4.2 million for the first six months of 1999 from $3.7 million for the comparable period of 1998. The increase in product revenues in the second quarter and first six months of 1999 compared with the respective periods of 1998 was primarily due to increased shipments of Ricochet modems. For the foreseeable future, the Company plans to continue to concentrate its marketing efforts on the roll-out of Ricochet2, and as a result, Ricochet service and product revenues may remain flat or decline over the next year until the Ricochet2 system is widely deployed and service is commercially available.

Cost of Revenues

     Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, and certain excess capacity costs and manufacturing variances associated with manufacturing the Company's network components. Cost of service revenues also includes the cost to maintain site agreements for the Company's infrastructure in the metropolitan areas where commercial service is currently offered. These costs are expensed as incurred due to the uncertainties regarding the realizability of these costs.

     Cost of service revenues decreased to $4.5 million for the second quarter of 1999 from $6.4 million in the second quarter of 1998 and $8.9 million for the first six months of 1999 from $12.2 million in the first six months of 1998. The decrease is primarily due to reduced depreciation expense on network equipment resulting from the Company's 1998 write-down of Ricochet network equipment to fair value. In the fourth quarter of 1998, as a result of its plans to replace the Company's current Ricochet networks with Ricochet2 equipment, the Company recorded a $14.4 million charge to write down the carrying value of Ricochet network equipment to fair value. Cost of service revenues is expected to increase significantly as a result of the planned future deployment of Ricochet2 networks. Cost of service revenues is expected to be greater than service revenues for the foreseeable future.

     Cost of product revenues increased to $2.0 million in the second quarter of 1999 from $1.4 million for the second quarter of 1998 and $3.3 million for the first six months of 1999 from $2.8 million for the first six months of 1998. The increases were primarily due to increased shipments of Ricochet modems. Cost of product revenues as a percentage of product revenues increased to 81% for the second quarter of 1999 from 68% for the comparable period of 1998, and 79% for the first six months of 1999 over 75% for the respective period of 1998. The percentage increases were primarily due to an increase in shipments of premium Ricochet modems at promotional sales prices in the second quarter of 1999. Cost of product revenues is expected to increase as a percentage of product revenues over the next year as the Company transitions from the sale of current Ricochet modems to the production and sale of next generation Ricochet2 modems.

Research and Development

     Research and development expenses increased to $8.8 million for the second quarter of 1999 from $4.9 million for the second quarter of 1998 and $17.0 million for the first six months of 1999 from $8.3 million for the first six months of 1998. Approximately two-thirds of the increase in the second quarter of 1999 and the first six months of 1999 was due to costs incurred to deploy a beta test network for Ricochet2. The remainder of the increase in the first six months of 1999 is primarily attributable to costs incurred to obtain right-of-way and site agreements in metropolitan areas where the Company currently plans to offer service. The Company expects research and development expenses to continue to increase in absolute dollars in future periods as the Company continues the acquisition of right-of-way and site agreements as well as the development of next generation modems and subscriber devices.

Selling, General and Administrative

     Selling, general and administrative expenses decreased slightly to $4.5 million for the second quarter of 1999 from $4.6 million for the second quarter of 1998 and $8.7 million for the first six months of 1999 from $8.9 million in the first six months of 1998. Selling, general and administrative expenses are expected to increase for the foreseeable future as the Company grows to support the deployment and commercialization of Ricochet2.

Interest Income and Expense

     Interest expense increased to $1.6 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998 and $2.8 million for the first six months of 1999 from $2.0 million in the first six months of 1998. The increases in 1999 are due to the increase in outstanding debt under the line of credit with Vulcan. Interest income decreased to $186,000 for the second quarter of 1999 from $671,000 for the comparable period of 1998 and $329,000 for the first six months of 1999 from $1.2 million in the first six months of 1998 primarily due to a lower average balance of cash, cash equivalents and short-term investments in the first six months of 1999.

Liquidity and Capital Resources

     The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan Ventures Incorporated ("Vulcan") with net proceeds to the Company of approximately $53.7 million in 1998. In October 1998, the Company secured a line of credit for $30 million from Vulcan. As of June 30, 1999, the Company had drawn down $30 million against this line of credit.

     On June 20, 1999, the Company entered into a Stock Purchase Agreement described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The Company plans to use the net proceeds from the Stock Purchase Agreement to complete its first phase of widespread deployment and commercialization of its Ricochet2 networks in various metropolitan areas in the United States. The Company believes that the Company's existing cash and investments, interest income from investments and contributions to be received from the Stock Purchase Agreement will be adequate to satisfy its capital expenditure, operating loss and working capital requirements through 2000.

     Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of June 30, 1999, the Company had incurred $265 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems and computer and office equipment. Capital expenditures were approximately $3.4 million and $1.4 million in the first six months of 1999 and 1998, respectively. The Company expects to increase significantly the amount of capital expenditures in connection with the development, deployment and marketing of its Ricochet2 system. The Company also expects to incur significant expenditures to procure Ricochet2 modems. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance; availability of radios and modems;

availability of sufficient financial, management, marketing and technical resources, and technological feasibility.

     As of June 30, 1999, the Company had cash and cash equivalents of $20.8 million and working capital of $2.6 million. The Company's accounts receivable increased to $2.5 million as of June 30, 1999 from $1.5 million at December 31, 1998 due primarily to a high proportion of shipments made at the end of the second quarter of 1999 versus the fourth quarter of 1998. Inventories decreased to $1.5 million at June 30, 1999 from $3.0 million at December 31, 1998 due primarily to increased sales of Utilinet and Ricochet products. The Company believes that both accounts receivable and inventories will increase in the future in order to support the planned deployment and commercialization of Ricochet2.

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

     In the third quarter of 1998, the Company began a plan to remedy the potential Y2K problems. The Company is currently in various stages of assessment, testing and remediation of Y2K compliance, depending on the particular computer systems or software involved. The Company's business and financial systems have recently been upgraded to Oracle 10.7, a current revision which has been certified by the vendor to be Y2K compliant. The Company has completed the testing and evaluation of its Utilinet products and believes them to be Y2K compliant. The Company has completed its assessment of its Ricochet microcellular commercial data networks, and is in the process of upgrading certain elements that have date fields. These upgrades are expected to be completed in October 1999. Ricochet networks are dependent upon third parties for telecommunications services and power. If the Company's providers of these services are not Y2K compliant, the usability of the Company's microcellular commercial networks could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to have its Y2K assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000. To date, costs incurred to address Y2K compliance issues have not been material. The Company estimates that total costs to address Y2K compliance issues will be approximately $250,000. The total cost estimate is subject to change as the Company continues to progress in the execution of its Y2K plan. Costs related to Y2K issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Y2K assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000. Any failure to complete the Y2K assessment, testing, remediation efforts and development of necessary contingency plans prior to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently communicating with its key suppliers to assess Y2K compliance. There can be no assurance that the Company's key suppliers have or will have information technology systems, non-information technology systems and products that are Y2K compliant. Similarly, there can be no assurance that the Company's customers have, or will have information technology systems, non-information technology systems and products that are Y2K compliant. Any Y2K problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company's planned actions do not resolve the Y2K issues, the Company is prepared to use backup systems, where possible, that do not rely on computers. For other critical functions where computer systems are essential, the Company is in the process of developing an alternative contingency plan.

Part II.  Other Information

Item 6:   Exhibits and Reports on Form 8-K

     A.   Exhibits:

          Exhibit 27.1 - Financial Data Schedule

     B.   Form 8-K:

          i) The Company filed a Form 8-K on July 9, 1999 pertaining to the Preferred Stock Purchase Agreement between the Company, MCI Worldcom, Inc., and Vulcan Ventures Incorporated


Item 7A: Qualitative and Quantitative Disclosures About Market Risk

     The Company's interest income and expense is sensitive to market fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents, as well as the interest paid on long-term debt obligations. The Company's cash and cash equivalents subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. At June 30, 1999, the Company's investments in debt securities had maturities of three months or less. Interest rate risk on cash and cash equivalents is considered to be insignificant.

     The Company's exposure to interest rate risk on outstanding debt relates primarily to an unsecured line of credit agreement and a secured loan agreement, both entered into with Vulcan Ventures Incorporated, a significant shareholder of the Company. As of June 30, 1999, there was $30 million outstanding on the line of credit, which is due on October 29, 2000. As of June 30, 1999, there was $10 million outstanding on the secured loan, which is due on November 20, 1999. Interest on both the line of credit and secured loan is due quarterly at the prime interest rate on the outstanding balance. Any future increase in interest rates could result in increased interest expense on the outstanding balances and a negative impact on the Company's financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           METRICOM, INC.
                                           (Registrant)



Date: August 13, 1999                      /s/ TIMOTHY A. DREISBACH
                                           -------------------------------------
                                           Timothy A. Dreisbach
                                           President and Chief Executive Officer

                                           /s/ JAMES E. WALL
                                           -------------------------------------
                                           James E. Wall
                                           Chief Financial Officer