Form 10-Q
period 1999-09-30
METRICOM INC / DE
filed 1999-11-12
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended SEPTEMBER 30, 1999 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ____________ to ___________


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


                               Yes [X]    No [ ]


         The number of shares of common stock outstanding as of October 29, 1999 was 21,982,627.

                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                ----
PART I.        FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets                      3

                      Condensed Consolidated Statements of Operations            4

                      Condensed Consolidated Statements of Cash Flows            5

                      Notes to Condensed Consolidated Financial Statements       6


        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                      Overview                                                  10

                      Results of Operations                                     11

                      Liquidity and Capital Resources                           13

                      Year 2000 Compliance                                      14


        ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                            15


PART II.       OTHER INFORMATION

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS                                                16

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURE PAGE                                                                  18

PART I.        FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999              1998
                                                              -------------    ------------
                                                               (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................      $  21,653       $  19,141
  Accounts receivable, net ...............................          2,570           1,450
  Inventories, net .......................................          1,050           3,046
  Prepaid expenses and other .............................          2,704           1,522
                                                                ---------       ---------
      Total current assets ...............................         27,977          25,159
PROPERTY AND EQUIPMENT, net ..............................          8,861           5,555
LONG-TERM INVESTMENTS ....................................             58              58
OTHER ASSETS, net ........................................          3,834           3,694
                                                                ---------       ---------
      Total assets .......................................      $  40,730       $  34,466
                                                                =========       =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable .......................................      $   4,006       $   5,061
  Accrued liabilities ....................................         11,324          10,662
  Notes payable ..........................................         20,155              40
                                                                ---------       ---------
      Total current liabilities ..........................         35,485          15,763
                                                                ---------       ---------
LONG-TERM DEBT ...........................................         74,862          55,098
OTHER LIABILITIES ........................................            327             680
MINORITY INTEREST ........................................          5,184           5,184

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ...........................................             21              19
  Additional paid-in capital .............................        206,541         191,184
  Accumulated deficit ....................................       (281,690)       (233,462)
                                                                ---------       ---------
      Total stockholders' equity (deficit) ...............        (75,128)        (42,259)
                                                                ---------       ---------
      Total liabilities and stockholders' equity (deficit)      $  40,730       $  34,466
                                                                =========       =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                   ----------------------------  ----------------------------
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                       1999           1998           1999           1998
                                   -------------  -------------  -------------  -------------
REVENUES:
  Service revenues .............      $  2,531       $  2,001       $  7,158       $  6,251
  Product revenues .............         2,264          2,194          6,486          5,908
                                      --------       --------       --------       --------
      Total revenues ...........         4,795          4,195         13,644         12,159
                                      --------       --------       --------       --------

COSTS AND EXPENSES:
  Cost of service revenues .....         4,782          7,684         13,674         19,861
  Cost of product revenues .....         1,403          1,155          4,739          3,946
  Research and development .....         8,559          7,991         25,600         16,309
  Selling, general and
     administrative ............         5,212          7,872         13,881         16,738
                                      --------       --------       --------       --------
Total costs and expenses .......        19,956         24,702         57,894         56,854
                                      --------       --------       --------       --------

    Loss from operations .......       (15,161)       (20,507)       (44,250)       (44,695)

INTEREST EXPENSE ...............        (1,752)          (965)        (4,566)        (2,930)
INTEREST INCOME ................           259            466            588          1,690
                                      --------       --------       --------       --------
    Net loss ...................      $(16,654)      $(21,006)      $(48,228)      $(45,935)
                                      ========       ========       ========       ========

BASIC & DILUTED
  NET LOSS PER SHARE...........$         (0.80)      $  (1.13)      $  (2.45)      $  (2.55)
                                      ========       ========       ========       ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING ...........        20,889         18,610         19,694         18,022
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

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         -----------------------
                                                                           1999           1998
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................      $(48,228)      $(45,935)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization ...............................         3,120          6,774
      Increase in accounts receivable,
         prepaid expenses and other current assets ................        (2,302)        (1,039)
      Decrease (increase) in inventories ..........................         1,996         (2,324)
      Increase (decrease) in accounts payable, accrued liabilities,
         and other liabilities ....................................        (1,061)         4,631
                                                                         --------       --------
           Net cash used in operating activities ..................       (46,475)       (37,893)
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................        (5,802)        (2,322)
  Other ...........................................................            --            155
  Proceeds from the sale of investments ...........................            --          4,389
                                                                         --------       --------
           Net cash provided (used) by investing activities .......        (5,802)         2,222
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..........................        14,954         55,878
  Additions to (payments of) notes payable, net ...................        19,855         (5,000)
  Additions to long-term debt, net ................................        19,980             --
                                                                         --------       --------
           Net cash provided by financing activities ..............        54,789         50,878
                                                                         --------       --------
NET INCREASE IN CASH AND EQUIVALENTS ..............................         2,512         15,207
CASH AND EQUIVALENTS, BEGINNING OF PERIOD .........................        19,141          9,784
                                                                         --------       --------
CASH AND EQUIVALENTS, END OF PERIOD ...............................      $ 21,653       $ 24,991
                                                                         ========       ========

SUMMARY OF NON-CASH TRANSACTIONS:
Property and equipment acquired under capital lease ...............      $    449       $     --
Common stock issued in conversion of long-term debt ...............      $    405       $     --


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) which are necessary for a fair presentation of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

        Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 1999 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.


NOTE 2.   CAPITAL STOCK

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

        On June 20, 1999, the Company entered into a Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with MCI WorldCom, Inc., a Georgia corporation ("MCI WorldCom"), and Vulcan. Pursuant to the terms of the Stock Purchase Agreement, the Company will issue and sell to MCI WorldCom 30 million shares of newly-designated Series A1 Preferred Stock at a price of $10 per share, and the Company will issue and sell to Vulcan 30 million shares of newly-designated Series A2 Preferred Stock (collectively with the Series

A1 Preferred Stock, the "Preferred Shares") at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million (the "Transaction"). Both series of Preferred Shares will bear cumulative dividends at the rate of 6.5% per annum for three years. In addition, each series will have the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The Preferred Shares will be subject to mandatory redemption by the Company in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Upon conversion of the Preferred Shares into shares of Common Stock of the Company, Vulcan will hold approximately 49% of the Company's outstanding Common Stock and MCI WorldCom will hold approximately 37%, with the remaining 14% held by other current public stockholders and optionees (on a pro forma fully-diluted basis, using the treasury method, based on common stock and options outstanding as of June 20,1999). As a result, Vulcan's beneficial ownership will continue to be sufficient to control the vote on most matters submitted to the stockholders of the Company. The Transaction was approved by stockholders at the Annual Meeting of Stockholders on October 15, 1999. Pending consummation of the Transaction, Vulcan has committed to provide the Company with up to $30 million in secured financing on an interim basis. The Company has received $20 million of this financing as of September 30, 1999.

NOTE 3.   INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                              SEPTEMBER 30,              DECEMBER 31,
                                                  1999                      1998
                                              -------------              ------------
               Raw materials                     $  589                     $  680
               Work-in-progress                      57                          3
               Finished goods                       404                      2,363
                                                 ------                     ------
                 Total                           $1,050                     $3,046
                                                 ======                     ======


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

        The Company's reportable operating segments include Ricochet and Utilinet. Ricochet designs, manufactures and markets wireless data communications solutions. Utilinet manufactures and markets customer-owned networks and related products. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. A summary of operating results by reportable operating segment is as follows:

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         --------------------
                                                                           1999         1998
                                                                         -------      -------
        Ricochet Revenue ..........................................      $ 8,689      $ 8,253
        Utilinet Revenue ..........................................        4,955        3,906
                                                                         -------      -------
            Total .................................................      $13,644      $12,159
                                                                         =======      =======

        Cost of Service Ricochet ..................................      $13,674      $19,661
        Cost of Service Utilinet ..................................           --          200
                                                                         -------      -------
            Total .................................................      $13,674      $19,861
                                                                         =======      =======

        Cost of Product Ricochet ..................................      $ 2,540      $ 2,152
        Cost of Product Utilinet ..................................        2,199        1,794
                                                                         -------      -------
            Total .................................................      $ 4,739      $ 3,946
                                                                         =======      =======


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of its wireless network products and services. Historically, a significant portion of the Company's revenues have been derived primarily from the development contracts and sales of customer-owned networks and related products, known as UtiliNet(R), to utility companies. In recent years, the Company has deployed a commercial wireless data network known as Ricochet in various metropolitan areas of the United States. The Company currently provides Ricochet commercial service, which operates at speeds comparable to commonly used wired modems, in the San Francisco Bay Area, the Seattle and Washington D.C. metropolitan areas, parts of Los Angeles and New York City, and in certain airports and corporate and university campuses.

        In 1997, in conjunction with the Company's acquisition of licensed spectrum in the 2.3 GHz Band in the FCC's WCS auctions, the Company began the development of a higher speed service known as Ricochet(2). Ricochet(2), an upgrade to Ricochet, has demonstrated in Company tests to provide the same service as Ricochet, but at faster average speeds of approximately 128 Kbps. In conjunction with development of Ricochet(2), the Company has continued to pursue right-of-way and site agreements to enable Ricochet(2) deployment in various metropolitan areas. The Company plans to complete development of the Ricochet(2) system in 1999 and subsequently deploy it in numerous metropolitan areas in the United States with commercial operation beginning in mid-2000.

        In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties, including statements about the Company's plans or expectations regarding future network development and deployment, revenues, expenditures, capital adequacy and financing. Words such as "plans," "expects," "intends," "believes," "anticipates," "estimates" and similar expressions are often used to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results could differ materially from those anticipated by the forward-looking statements discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to deploy the Ricochet(2) system, the Company's ability to manufacture and distribute Ricochet(2) modems and other end-user devices, uncertainty of market acceptance of the Company's products and services, the availability of sufficient financial, management, technical and marketing resources, the performance and availability of the Company's Ricochet radios and modems, the ability of the Company to lease or acquire sites for the location of its network infrastructure, the ability of the Company to acquire right-of-way in target markets and those factors discussed in the section entitled "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

        Revenues consist of service and product revenues. Service revenues are derived from the subscriber fees and modem rentals for Ricochet and fees for UtiliNet customer support and are recognized ratably over the service period. Product revenues are derived from the sale of UtiliNet products and Ricochet modems and are recognized upon shipment.

        Total revenues increased to $4.8 million for the third quarter of 1999 from $4.2 million for the comparable period of 1998 and increased to $13.6 million for the first nine months of 1999 from $12.2 million for the same period of 1998. Service revenues increased to $2.5 million for the third quarter of 1999 over $2.0 million for the same period of 1998, and increased to $7.2 million for the first nine months of 1999 from $6.3 million for the comparable period of 1998. The increase in service revenues in the third quarter and first nine months of 1999 over the comparable periods of 1998 is primarily due to increased subscriber fees resulting from a larger Ricochet subscriber base. Ricochet service revenue and subscriber growth has slowed in recent quarters in part due to the Company's reduction in sales and marketing efforts on the current Ricochet product line. Instead, the Company has concentrated its marketing efforts on the development and testing of the new Ricochet(2) system. Product revenues remained relatively flat at $2.3 million for the third quarter of 1999 compared with $2.2 million for the same period of 1998. Product revenues increased to $6.5 million for the first nine months of 1999 compared with $5.9 million for the same period of 1998 due primarily to increased shipments of Utilinet products. For the foreseeable future, the Company plans to continue to concentrate its marketing efforts on the roll-out of Ricochet(2), and as a result, Ricochet service and product revenues may remain flat or decline over the next year until the Ricochet(2) system is widely deployed and service is commercially available. Utilinet revenues may also remain flat or decline in the forseeable future as the Company focuses its efforts on the roll-out of Ricochet(2).

Cost of Revenues

        Cost of service revenues is primarily costs incurred to operate Ricochet networks, the cost of providing customer support, and manufacturing variances associated with manufacturing the Company's network components. Cost of service revenues also includes the cost to maintain site agreements for the Company's infrastructure in the metropolitan areas where commercial service is currently offered. These costs are expensed as incurred due to the uncertainties regarding the realizability of these costs.

        Cost of service revenues decreased to $4.8 million for the third quarter of 1999 from $7.7 million in the third quarter of 1998 and to $13.7 million for the first nine months of 1999 from $19.9 million in the first nine months of 1998. The decreases are primarily due to reduced depreciation expense on network equipment resulting from the Company's 1998 write-down of Ricochet network equipment to fair value. In the fourth quarter of 1998, as a result of its plans to replace the Company's current Ricochet networks with Ricochet(2) equipment, the Company recorded a $14.4 million charge to write down the carrying value of Ricochet network equipment to fair value. Cost of service revenues is expected to increase significantly as a result of the planned future deployment of Ricochet(2) networks. Cost of service revenues is expected to be greater than service revenues for the foreseeable future.

        Cost of product revenues increased to $1.4 million in the third quarter of 1999 from $1.2 million for the third quarter of 1998 and to $4.7 million for the first nine months of 1999 from $3.9 million for the first nine months of 1998. The increases were primarily due to increased shipments of Utilinet products. Cost of product revenues as a percentage of product revenues increased to 62% for the third quarter of 1999 from 53% for the comparable period of 1998, and to 73% for the first nine months of 1999 from 67% for the same period of 1998. The percentage increases were primarily due to an increase in shipments of premium Ricochet modems at promotional sales prices in the first nine months of 1999. Cost of product revenues is expected to increase as a percentage of product revenues over the next year as the Company transitions from the sale of current Ricochet modems to the production and sale of next generation Ricochet(2) modems.

Research and Development

        Research and development expenses increased to $8.6 million for the third quarter of 1999 from $8.0 million for the third quarter of 1998 and to $25.6 million for the first nine months of 1999 from $16.3 million for the first nine months of 1998. The entire increase in the third quarter of 1999 and approximately two-thirds of the increase in the first nine months of 1999 is attributable to costs incurred to obtain right-of-way and site agreements in metropolitan areas where the Company currently plans to offer service. The remainder of the increase in the first nine months of 1999 was due to costs incurred to deploy a beta test network for Ricochet(2). The Company expects research and development expenses to continue to increase in absolute dollars in future periods as the Company continues the acquisition of right-of-way and site agreements as well as the development of next generation modems and subscriber devices.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $5.2 million for the third quarter of 1999 from $7.9 million for the third quarter of 1998 and to $13.9 million for the first nine months of 1999 from $16.7 million in the first nine months of 1998. The decreases in 1999 for both periods are primarily attributable to a one-time charge of approximately $2.6 million for severance costs incurred by the Company in the third quarter of 1998. Selling, general and administrative expenses are expected to increase for the foreseeable future as the Company's headcount grows to support the deployment and commercialization of Ricochet(2).

Interest Income and Expense

        Interest expense increased to $1.8 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998 and to $4.6 million for the first nine months of 1999 from $2.9 million in the first nine months of 1998. The increases in 1999 are due to increases in outstanding debt under both the line of credit and bridge loan from Vulcan. Interest income decreased to $259,000 for the third quarter of 1999 from $466,000 for the comparable period of 1998 and to $588,000 for the first nine months of 1999 from $1.7 million in the first nine months of 1998 primarily due to a lower average balance of cash, cash equivalents and short-term investments in the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations and capital expenditures primarily through the public and private sale of equity and convertible debt securities. Since inception, the Company has completed (i) private placements of preferred stock with net proceeds to the Company of approximately $18.9 million, of which $3.0 million was repurchased and the balance converted to Common Stock at the time of the Company's initial public offering in 1992, (ii) an initial public offering of Common Stock with net proceeds to the Company of approximately $8.8 million in 1992, (iii) private placements of Common Stock with net proceeds to the Company of approximately $18.6 million in 1993, (iv) public and private placements of Common Stock with net proceeds to the Company of approximately $75.2 million in 1994, (v) a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds to the Company of approximately $43.4 million in 1996 and (vi) a private placement of Common Stock with Vulcan Ventures Incorporated ("Vulcan") with net proceeds to the Company of approximately $53.7 million in 1998. In October 1998, the Company secured a line of credit for $30 million from Vulcan. As of September 30, 1999, the Company had drawn down $30 million against this line of credit. On June 20, 1999, the Company entered into a Stock Purchase Agreement described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Pending consummation of the Transaction, the Company will receive up to $30 million in secured financing on an interim basis. The Company has received $20 million of this financing as of September 30, 1999.

        The Company plans to use the net proceeds from the Stock Purchase Agreement to complete its first phase of widespread deployment and commercialization of its Ricochet(2) networks in various metropolitan areas in the United States. The Company believes that the Company's existing cash and investments, interest income from investments and contributions to be received from the Stock Purchase Agreement will be adequate to satisfy its capital expenditure, operating loss and working capital requirements through mid-2000. The Company is currently considering various proposals for future financing of operations.

        In June 1995, Metricom Investments, Inc. ("Metricom Investments"), a subsidiary of the Company, and PepData, Inc. ("PepData"), a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. ("Metricom DC") to own and operate a Ricochet network in the Washington D.C. metropolitan area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by the Company's Ricochet networks in exchange for an 80% interest in Metricom DC. PepData committed to contributing up to $7.0 million in exchange for a 20% interest in Metricom DC and certain preferential rights to available cash distributions. As of September 30, 1999, PepData had contributed approximately $6.0 million to the joint venture, $5.2 million of which is reflected as a minority interest in the accompanying condensed consolidated financial statements. In November 1999, the Company paid $5.0 million to PepData to acquire the minority interest of Metricom DC from PepData.

        Since inception, the Company has devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of September 30, 1999, the Company had incurred $282 million of cumulative net losses. The Company's operations have required substantial capital investments for the purchase of Ricochet network equipment, Ricochet modems and computer and office equipment. Capital expenditures were approximately $6.3 million and $2.3 million in the first nine months of 1999 and 1998, respectively. The Company expects to increase significantly and rapidly the amount of capital expenditures in connection with the development, deployment and marketing of its Ricochet(2) system. In October 1999, the Company entered into operating contracts with three vendors who will support the physical deployment of Ricochet(2) infrastructure in multiple markets through 2000. The Company also expects to incur significant expenditures to procure Ricochet(2) modems. The amount and timing of expenditures, however, may vary significantly depending on numerous factors including market acceptance; availability of radios and modems; availability of sufficient financial, management, marketing and technical resources, and technological feasibility.

        As of September 30, 1999, the Company had cash and cash equivalents of $21.6 million and a working capital deficit of $7.5 million. The Company's accounts receivable increased to $2.6 million as of September 30, 1999 from $1.5 million at December 31, 1998 due primarily to an increase in Utilinet shipments in the third quarter of 1999 versus the fourth quarter of 1998. Inventories decreased to $1.1 million at September 30, 1999 from $3.0 million at December 31, 1998 due primarily to increased sales of Utilinet and Ricochet products combined with a reduction in the procurement of Ricochet modems. The Company believes that both accounts receivable and inventories will increase in the future in order to support the planned deployment and commercialization of Ricochet(2).

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

        In the third quarter of 1998, the Company began a plan to remedy the potential Y2K problems. The Company is currently in various stages of assessment, testing and remediation of Y2K compliance, depending on the particular computer systems or software involved. The Company's business and financial systems have recently been upgraded to Oracle 10.7, a current revision which has been certified by the vendor to be Y2K compliant. The Company has completed the testing and evaluation of its Utilinet products and believes them to be Y2K compliant. The Company has completed its assessment of its Ricochet microcellular commercial data networks, and is in the process of upgrading vendor supplied network components that are not Y2K compliant. These upgrades are expected to be completed in November 1999. Ricochet networks are dependent upon third parties for telecommunications services and power. If the Company's providers of these services are not Y2K compliant, the usability of the Company's microcellular commercial networks could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3:   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's interest income and expense is sensitive to market fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents, as well as the interest paid on long-term debt obligations. The Company's cash and cash equivalents subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. At September 30, 1999, the

Company's investments in debt securities had maturities of three months or less. Interest rate risk on cash and cash equivalents is considered to be insignificant.

       The Company's exposure to interest rate risk on outstanding debt relates primarily to an unsecured line of credit agreement and a secured loan agreement, both entered into with Vulcan Ventures Incorporated, a significant shareholder of the Company. As of September 30, 1999, there was $30 million outstanding on the line of credit, which is due on October 29, 2000. As of September 30, 1999, there was $20 million outstanding on the secured loan, which is due on November 20, 1999. Interest on both the line of credit and secured loan is due quarterly at the prime interest rate on the outstanding balance. Any future increase in interest rates could result in increased interest expense on the outstanding balances and a negative impact on the Company's financial statements.


PART II.  OTHER INFORMATION


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) The Annual Meeting of Stockholders of Metricom, Inc. was held on October 15, 1999.

          b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

          1) Elect the following persons as Directors to hold office until the respective Annual Meeting of Stockholders in the year the term expires and until their successors are elected:

                                               For         Withheld    Term Expires
                                               ---         --------    ------------
               Robert S. Cline              19,394,709      386,219        2002
               Justin L. Jaschke            19,397,463      383,465        2002
               Robert P. Dilworth           19,257,670      523,258        2001
               Ralph Derrickson             19,404,690      376,238        2001
               Timothy A. Dreisbach         19,358,218      422,710        2001
               William D. Savoy             19,406,710      374,218        2000
               David M. Moore               19,406,062      374,866        2000

          2) Approve the Preferred Stock Purchase Agreement, dated as of June 20, 1999 among MCI Worldcom, Inc., Vulcan Ventures Incorporated and the Company and the issuance of Preferred Stock and other transactions contemplated thereby.

               For:  12,503,061     Against:  354,974     Abstain:  26,523

          3) Approve the restatement of the Company's Certificate of Incorporation.

               For:  12,326,331     Against:  525,862     Abstain:  32,365


          4)   Approve the Company's 1997 Equity Incentive Plan, as amended.

               For:  12,050,332     Against:  795,325     Abstain:  38,901


          5) Approve the Company's 1991 Employee Stock Purchase Plan, as amended.

               For:  12,579,721     Against:  261,005     Abstain:  43,832


          6) Approve the Company's 1993 Non-Employee Directors' Stock Option Plan, as amended.

               For:  12,193,814     Against:  638,314     Abstain:  52,430


          7) Ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1999

               For:  19,705,326     Against:  35,753      Abstain:  39,939


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits:

           Exhibit 27.1 - Financial Data Schedule

        B. Reports on Form 8-K:

           The Company filed a Form 8-K on July 9, 1999 pertaining to the Preferred Stock Purchase Agreement between the Company, MCI Worldcom Inc., and Vulcan Ventures Incorporated.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                METRICOM, INC.
                                                (Registrant)




Date: November 10, 1999                         /s/ TIMOTHY A. DREISBACH
                                                -------------------------------
                                                Timothy A. Dreisbach
                                                President and Chief Executive
                                                Officer



                                                /s/ JAMES E. WALL
                                                -------------------------------
                                                James E. Wall
                                                Chief Financial Officer


















18