Form 10-K405/A
period 1998-12-31
METRICOM INC / DE
filed 1999-11-19
CIK 884318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

                               AMENDMENT NO. 2 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                EXPLANATORY NOTE

Item 1 is being amended to delete from Amendment No. 1 to the Form 10-K ("Amendment No. 1") the first paragraph of "Risk Factors - Future Funding Needed." Item 7 is being amended to delete from Amendment No. 1 the first paragraph of "Liquidity and Capital Resources" and to insert a paragraph regarding an event that occurred subsequent to the filing of Amendment No. 1.
Item 8 is being amended to (i) delete the second paragraph of Note 1 to the Consolidated Financial Statements; (ii) insert into Note 1 to the Consolidated Financial Statements a paragraph regarding updated information; (iii) add a new "Note 12 - Subsequent Events" to the Consolidated Financial Statements; and (iv) include a new executed "Report of Independent Public Accountants" and add certain other updated information. Item 11 is being amended to (i) make certain changes to the "Summary of Compensation" table; (ii) make certain changes to the "Option Grants in Last Fiscal Year" table; (iii) insert certain changes to the "Change in Control Arrangements" section; (iv) add "Compensation Committee Interlocks and Insider Participation"; and (v) delete in their entirety the following sections contained in Amendment No. 1: "Compensation Committee Report on Executive Compensation"; "Option Repricing Information"; "Compensation Committee Report on Option Repricing"; and "Performance Measurement Comparison".
Item 12 is being amended to make certain corrections to the "Security Ownership of Certain Beneficial Owners and Management" table contained in Amendment No. 1.
Item 13 is being amended to make changes to "Certain Relationships and Related Transactions." Except as otherwise stated therein, all information contained in Items 11, 12 and 13 is current as of the date of filing of Amendment No.1 on April 30, 1999. Item 14 is hereby amended by deleting Exhibit 23.1 in its entirety and replacing it with the corresponding exhibit attached hereto and filed herewith.

Except as otherwise stated thereon or as set forth above, the information contained in this Amendment No. 2 is current only as of the date of filing of the original Form 10-K on March 30, 1999.

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

        On November 15, 1999, the Company issued 60 million shares of Series A1 and A2 redeemable convertible preferred stock to Vulcan Ventures and MCI WorldCom, Inc. at a price of $10.00 per share. The total net proceeds to the Company were approximately $572 million. Of these net proceeds, approximately $60.5 million was used to pay outstanding indebtedness to Vulcan Ventures. The indebtedness to Vulcan Ventures was incurred by the Company pursuant to lines of credit that were entered in October 1998 and June 1999. Management believes the net proceeds from the sale of the preferred stock will be sufficient to permit the Company to fund its operations for at least the next 12 months.

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

        Since its inception, the Company has incurred significant operating losses. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it continues to develop and deploy networks and build its customer base. The ability of the Company to achieve profitability will depend in part upon the successful and timely development of its next generation network, Ricochet2, and the deployment and marketing of Ricochet2 in major metropolitan areas of the United States, as to which there can be no assurance. Further, the Company will need to obtain additional capital from either debt or equity sources in order to complete the development and deployment of its networks. The Company has no assurance that such capital will be available when required. A broad market for wide area wireless data communications has not yet developed. As a result, the extent of the potential demand for its products and services cannot be reliably estimated. In addition, the Company is subject to additional risks, including the risks of developing technology, competition from companies with substantially greater financial, technical, marketing and management resources than the Company and potential changes in the regulatory environment.

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
                                                 =======      =======

12.  SUBSEQUENT EVENTS

     On November 15, 1999, the Company issued 60 million shares of Series A1 and A2 redeemable convertible preferred stock to Vulcan Ventures and MCI WorldCom, Inc. at a price of $10.00 per share. The total net proceeds to the Company were approximately $572 million. Of these net proceeds, approximately $60.5 million was used to pay outstanding indebtedness to Vulcan Ventures. The indebtedness to Vulcan Ventures was incurred by the Company pursuant to lines of credit that were entered in October 1998 and June 1999. Management believes the net proceeds from the sale of the preferred stock will be sufficient to permit the Company to fund its operations for at least the next 12 months.

13.  QUARTERLY FINANCIAL DATA  (UNAUDITED)


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



/s/ ARTHUR ANDERSEN LLP

San Jose, California
February 1, 1999
(except with respect to the
  matter discussed in Note 12,
  as to which the date is
  November 17, 1999)

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

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                                           ------------
                                                                                              Awards
                                                                                         ----------------
                                                                                         Shares of Common
                                                           Annual Compensation                Stock
                                                        ------------------------            Underlying           All Other
Name and Principal Position(1)             Year         Salary(2)       Bonus(3)            Options(4)        Compensation(5)
---------------------------                ----         ------         ---------         ----------------      ---------------

Timothy A. Dreisbach ...................   1998        $148,616        $     --              550,000             $  2,578
  President and Chief Executive Officer

Lee M. Gopadze .........................   1998        $166,179        $ 49,453               65,000             $  2,966
  Senior Vice President of                 1997        $122,950        $ 49,317               20,000                   --
  Field Operations

Dale W. Marquart .......................   1998        $ 83,654        $ 15,000               75,000             $    258
  General Counsel, Senior Vice President
  of Administration and Secretary

Robert W. Mott .........................   1998        $ 53,846        $ 47,500               75,000             $  1,220
  Senior Vice President of Engineering &
  Manufacturing

John G. Wernke .........................   1998        $ 54,808        $ 20,000               75,000             $  2,011
  Senior Vice President of Marketing and
  Sales

Robert P. Dilworth .....................   1998        $253,762        $ 76,250                   --             $185,903
  Chief Executive Officer                  1997        $305,000        $228,750              330,000             $  6,400
                                           1996        $281,960        $305,000              255,000             $ 12,396

Gary M. Green ..........................   1998        $150,515        $ 54,000               50,000             $143,477
  Former Executive Vice President          1997        $206,774        $ 81,000              121,000             $  6,472
  and Chief Operating Officer              1996        $193,232        $ 72,000               86,000             $ 36,157

William D. Swain .......................   1998        $127,364        $ 32,600               40,000             $ 88,769
  Former Vice President,                   1997        $155,695        $ 48,900               95,000             $  5,050
  Administration and Secretary             1996        $145,424        $ 61,400               65,000             $  4,789

Donald F. Wood .........................   1998        $ 57,846        $     --                   --             $327,742
  Former President                         1997        $223,748        $141,000              362,000             $  2,357
                                           1996        $179,846        $ 98,000               37,000             $  1,118

Vanessa A. Wittman .....................   1998        $140,560        $ 32,000               50,000             $  5,783
  Former Chief Financial Officer           1997        $ 94,058        $ 26,500               75,000             $  1,258

-------------

(1) Mr. Dilworth resigned as Chief Executive Officer in May 1998. Mr. Dreisbach joined the Company in May 1998. Mr. Gopadze joined the Company in February 1997. Mr. Marquart joined the Company in June 1998. Mr. Mott and Mr. Wernke joined the Company in August 1998. Mr. Green and Mr. Swain left the Company in July 1998. Mr. Wood left the Company in January 1998. Ms. Wittman joined the Company in May 1997 and left the Company in November 1998.

(2) For fiscal 1997 and 1996, includes amounts earned but deferred at the election of the Named Executive Officer under the Company's Non-Qualified Deferred Compensation Plan. In accordance with the rules of the SEC, the compensation described in this table does not include medical or group life insurance or other benefits that are generally available to all salaried employees of the Company or certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(3) For fiscal 1998, 1997 and 1996, includes shares of stock issued in connection with the Company's annual bonuses paid in cash and stock. In fiscal 1996, Messrs. Dilworth, Green, Swain and Wood, respectively, received stock valued at $101,668, $34,003, $20,475 and $32,675, based on a per share value of $12.1875, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). In fiscal 1997, Messrs. Dilworth, Gopadze, Green, Swain, Wood and Ms. Wittman, respectively, received stock valued at $76,258, $9,367, $27,003, $16,301, $47,003 and $8,835, based on a per share value of
        $11.3125, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). In fiscal 1998, Messrs. Dilworth, Gopadze, Green, Swain and Ms. Wittman, respectively, received stock valued at $50,828, $13,151, $17,993, $10,865, $10,659, based on a per share value of $8.25, the fair market value of the Company's Common Stock on the date bonuses were paid (based on the average of the previous day's high and low sales price reported in the Nasdaq National Market). Included in Mr. Mott's bonus in 1998 is an advance payment of $35,000.

(4) Includes repriced options. In January 1996, the Board approved the replacement of each outstanding stock option with a per share exercise price of $14.00 or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $13.125 per share and certain extended vesting terms. Amounts for fiscal 1996 include 205,000, 61,000, 45,000, 12,000 shares subject to repriced options for Messrs. Dilworth, Green, Swain and Wood, respectively. In September 1997, the Board approved the replacement of each outstanding option held by an executive officer with a per share exercise price of $11.00 per share or greater, upon the timely request of the optionee, with a nonstatutory stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. Amounts for fiscal 1997 include 225,000, 86,000, 65,000 and 162,000 shares subject to repriced options for Messrs. Dilworth, Green, Swain and Wood, respectively.

(5) For 1996 and 1997, includes the Company's matching payment of $1,000 for each executive officer under its 401(k) plan, except for Mr. Gopadze, who received no matching payments. For 1998, includes the Company's matching payment of $1,000 for each executive officer under its 401(k) plan, except for Messrs. Gopadze, Marquart, Mott and Wernke, who received $0, $0, $942, and $0 in matching payments, respectively. For fiscal 1996, includes payments for term life insurance in the amounts of $5,400, $5,157, $3,789 and $1,118 for Messrs. Dilworth, Green, Swain and Wood, respectively, loan principal forgiveness in the amount of $30,000 for Mr. Green and an automobile allowance of $5,996 for Mr. Dilworth. For fiscal 1997, includes payments for term life insurance in the amounts of $5,400, $5,472, $4,050, $1,357 and $258 for Messrs. Dilworth,
        Green, Swain, Wood and Ms. Wittman, respectively. For fiscal 1998, includes payments for term life insurance in the amounts of $1,578, $7,875, $2,966, $258, $278, $349, $5,400, $1,357, and $475 for Messrs.
        Dreisbach, Dilworth, Gopadze, Marquart, Mott, Wernke, Green, Wood and Ms. Wittman, respectively, and an automobile allowance of $1,662 for Mr. Wernke. Also includes, for fiscal 1998, payments under the Key Employee Severance Plan in the amounts of $177,028, $137,077, $87,769, $325,385 and $4,308 for Messrs. Dilworth, Green, Swain, Wood, and Ms. Wittman, respectively. See "Change in Control Arrangements."

COMPENSATION PURSUANT TO PLANS

        The following tables show for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of     Percent of
                          Shares of       Total
                           Common        Options
                            Stock       Granted to                                            Potential Realizable Value at
                         Underlying      Employees                                                Assumed Annual Rates of
                          Options       in Fiscal       Exercise Price         Expiration       Stock Price Appreciation for
                         Granted(2)      Year(3)           per Share              Date                  Option Term(1)
                        -----------      --------          ---------           ----------       ---------------------------
                                                                                                    5%              10%
                                                                                                ----------        ---------
Mr. Dreisbach(4) ......   550,000          23.6%           $10.3750             05/08/08        $3,588,630        $9,094,293
Mr. Gopadze ...........    10,000           0.4%           $10.3125             04/29/08        $   64,855        $  164,355
                           55,000           2.3%           $ 5.8750             09/01/08        $  203,212        $  514,978
Mr. Marquart ..........    50,000           2.1%           $ 7.9065             07/06/08        $  248,618        $  630,046
                           25,000           1.1%           $ 9.8130             06/01/08        $  154,284        $  390,985
Mr. Mott ..............    75,000           3.2%           $ 6.6250             08/31/08        $  312,482        $  791,891
Mr. Wernke ............    75,000           3.2%           $ 8.1250             08/10/08        $  383,233        $  971,187
Mr. Dilworth(5) .......        --            --                  --                   --                --                --
Mr. Green(5) .........     50,000           2.1%           $10.3125             07/15/99        $  324,274        $  821,773
Mr. Swain(5) .........     40,000           1.7%           $10.3125             07/31/99        $  259,419        $  657,419
Mr. Wood(5) ...........        --            --                  --                   --                --                --
Ms. Wittman(5) ........    50,000           2.1%           $10.3125             11/20/99        $  324,274        $  821,773

-------------

(1) For new grants, the potential realizable value is calculated based on the term of the option at its time of grant (ten years). Potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent the Company's estimate or projection of future Common Stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(2) Options granted under the Company's employee stock option plans typically vest at the rate of 25% after one year and approximately two percent per month thereafter, such that the options are fully vested in four years.

(3) Based on options covering a total of 2,334,301 shares of Common Stock granted to employees in fiscal 1998.

(4) Includes 511,457 shares subject to a nonstatutory option granted to Mr. Dreisbach outside of the Company's regular employee plans. Approximately 25% of the shares subject to the option vested on the first anniversary of the date of commencement of his employment, with the remaining shares vesting monthly, at a declining rate, such that the option is fully vested in four years. Vesting will be accelerated upon certain changes of control. In addition, the option may be exercised for up to two years following certain terminations of employment. See "Change in Control Arrangements -- Employment Arrangements."

(5) Options granted to Messrs. Dilworth, Green, Swain, Wood and Ms. Wittman expire 12 months following their termination of employment under the terms of the Key Employee Severance Plan. See "Change in Control Arrangements".

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

        Employment Arrangements

        In May 1998, the Company entered into an employment agreement with Mr. Dreisbach, which provided for salary, bonus and option grants for the ensuing year. In addition, under the agreement, in the event that the Company were to terminate Mr. Dreisbach's employment other than for cause (as defined in the agreement) at any time or if Mr. Dreisbach were to voluntarily terminate his employment for good reason (as defined in the agreement) within 90 days prior to or 180 days after a change in control of the Company, the Company would pay to Mr. Dreisbach, for a period of 12 months, the base compensation and health benefits to which he was entitled on the date of his termination. In addition, under Mr. Dreisbach's non-plan option, in the event of a change in control, the option would come fully vested if, within 90 days prior to or 180 days following such change in control, his employment were terminated for any reason other than for cause or if he terminated his employment for good reason. In addition, under the non-plan option, if Mr. Dreisbach were terminated without cause or voluntarily terminated his employment for good reason, he could exercise his options (to the extent exercisable) for up to two years following such termination.

        In addition, the Company's employment arrangements with each of the current executive officers, other than Mr. Dreisbach, provide that upon a change in control of the Company that results in the elimination of, or a material reduction in, the scope of the officers' responsibilities, they would be entitled to severance benefits consisting of six months' salary and continuation of benefits as well as the acceleration of vesting of their options for periods ranging from one to two years.

        Acceleration of Vesting Under Stock Option Plans

        The Company currently maintains three stock option plans for the benefit of employees and consultants of the Company: the 1988 Stock Option Plan; the 1997 Equity Incentive Plan; and the 1997 Non-Officer Equity Incentive Plan. Options to purchase approximately 2,009,621, 447,072 and 1,241,512 shares of Common Stock, respectively, were outstanding under such plans as of March 31, 1999. The 1997 Equity Incentive Plan and the 1997 Non-Officer Equity Incentive Plan provide that, in the event an optionee is terminated other than for cause within 12 months after a Change in Control (as defined in such plans), the options held by such optionee under such plans will become fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        For fiscal 1998, the Compensation Committee was composed of Messrs. Cline and Liddle. Currently, Messrs. Cline and Moore serve on the Compensation Committee.

        In January 1998, the Company sold 4,650,000 newly-issued shares of Common Stock to Vulcan Ventures, a stockholder of the Company, for $12.00 per share in cash. In connection with such transaction, the Company granted certain contractual rights to Vulcan Ventures including the right to nominate up to four members of the Board of Directors. As of July 31, 1999, Vulcan Ventures owned approximately 43% of the outstanding Common Stock.

        In October 1998, the Company entered into an unsecured line of credit agreement with Vulcan Ventures. The line of credit was due on October 29, 2000. In addition, in June 1999 the Company entered into an additional $30 million line of credit agreement with Vulcan Ventures. On November 15, 1999, the Company sold 30 million shares of Series A1 Preferred Stock to MCI WorldCom and 30 million shares of Series A2 Preferred Stock to Vulcan Ventures, at a price of $10 per share to each purchaser. The net proceeds of the sale of preferred stock to Vulcan Ventures was used to repay the approximately $60.5 million (including interest) outstanding on the lines of credit with Vulcan Ventures.

        Messrs. Savoy and Moore, directors of the Company, are affiliated with Vulcan Ventures. In addition, Mr. Derrickson, a director of the Company, was formerly affiliated with Vulcan Ventures, and David E. Liddle, who served as a director of the Company from January 1998 to December 1998 is affiliated with Vulcan Ventures.

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

STOCK OWNERSHIP                                         BENEFICIAL  OWNERSHIP(1)
---------------                                         ------------------------
NAME                                                 NUMBER OF SHARES       PERCENT OF TOTAL
----                                                 ----------------       ----------------
Vulcan Ventures Incorporated(2)..................         9,121,745                    48.1%
     110-110th Avenue NE, Suite 550
     Bellevue, WA  98004
Robert S. Cline(3)...............................            55,999                        *
Ralph Derrickson(3)(4)...........................             2,333                        *
Robert P. Dilworth(3)............................           455,563                     2.4%
Timothy A. Dreisbach(3)..........................           143,500                        *
Lee M. Gopadze(3)................................            17,735                        *
Gary M. Green(5).................................           242,524                     1.3%
Justin L. Jaschke(3).............................            40,165                        *
David E. Moore(4)................................         9,121,745                    48.1%
Dale W. Marquart.................................             2,702                        *
Robert W. Mott...................................                --                        *
William D. Savoy(3)(4)...........................         9,124,078                    48.1%
William D. Swain(5)..............................            74,162                        *
John G. Wernke...................................             2,500                        *
Vanessa A. Wittman(5)............................            64,711                        *
Donald F. Wood(5)................................             5,144                        *
Directors and current executive officers as a
group (11 persons)(3)(6).........................         9,844,575                    50.2%





HOLDER OF 8% CONVERTIBLE NOTES                                      OWNERSHIP(1)
------------------------------                                      ------------
NAME                                                 NUMBER OF SHARES       PERCENT OF TOTAL
----                                                 ----------------       ----------------
Lindner Investments(7)...........................         1,546,390                     8.2%
     7711 Carondelet Avenue
     P.O. Box 16900
     St. Louis, MO  63105

--------------
*       Less than one percent.

(1) This table is based upon information supplied by directors, officers and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on 18,948,916 shares outstanding on March 31, 1999, adjusted in accordance with the rules promulgated by the SEC.

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

(4) Includes 9,121,745 shares beneficially owned directly by Vulcan Ventures. Messrs. Derrickson, Moore and Savoy are affiliated with Vulcan Northwest, Inc., a venture capital fund affiliated with Vulcan Ventures. Messrs. Derrickson, Moore and Savoy disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(5) Mr. Green, Mr. Swain, Mr. Wood and Ms. Wittman left the Company in 1998. Includes 232,578, 74,162, and 57,325 shares of Common Stock for Mr. Green, Mr. Swain and Ms. Wittman, respectively, subject to options exercisable within 60 days of the date of this table.

(6) Includes shares subject to options and shares held by entities affiliated with certain officers and directors as described in the footnotes above. Does not include shares held by Messrs. Green, Swain and Wood and Ms. Wittman, each of whom left the Company in 1998.

(7) Based on a Schedule 13D filed with the SEC on December 26, 1996 and most recently amended on October 12, 1997 and a Schedule 13G Amendment filed on August 28, 1996. Includes 1,546,390 shares of Common Stock issuable upon conversion of 8% Convertible Notes due 2003. Ryback Management Corporation has sole voting and dispositive power over the shares held by Lindner Investments. Ryback Management Corporation disclaims beneficial ownership of the shares in which it has no pecuniary interest.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See the information contained under the caption "Compensation Committee Interlocks and Insider Participation" contained in Item 11, which is incorporated herein by reference.

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

10.33(15)     Loan Agreement, dated October 29, 1998, between
              Metricom, Inc. and Vulcan Ventures Incorporated

23.1          Consent of Independent Public Accountants.

24.1(15)      Power of Attorney

27.1(15)      Financial Data Schedule

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

(12) Incorporated by reference from the Company's Form 8-K dated as of October 13, 1997.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997

(14) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998

(15) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998
                                      47.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METRICOM, INC.



                                     By     /s/    TIMOTHY A. DREISBACH
                                       ----------------------------------------
                                           Timothy A. Dreisbach
                                           President and CEO


                                        Date: November 19, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 2 to the Report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                               Title                            Date
------------------------       -------------------------------------     -----------------

/s/ TIMOTHY A. DREISBACH       President and Chief Executive Officer     November 19, 1999
------------------------       (Principal Executive Officer) and
Timothy A. Dreisbach           Director


/s/ JAMES E. WALL              Chief Financial Officer (Principal        November 19, 1999
-----------------              Financial and Accounting Officer)
James E. WALL


/s/ ROBERT S. CLINE*           Director                                  November 19, 1999
--------------------
Robert S. Cline


/s/ RALPH DERRICKSON*          Director                                  November 19, 1999
--------------------
Ralph Derrickson


/s/ ROBERT P. DILWORTH*        Director                                  November 19, 1999
----------------------
Robert P. Dilworth


/s/ JUSTIN L. JASCHKE*         Director                                  November 19, 1999
---------------------
Justin L. Jaschke


/s/ DAVID MOORE*               Director                                  November 19, 1999
---------------
David Moore


/s/ WILLIAM D. SAVOY*          Director                                  November 19, 1999
--------------------
William D. Savoy


*By:     /s/ TIMOTHY A. DREISBACH
         ------------------------
         Timothy A. Dreisbach
         President and CEO
         Attorney-in-fact

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

10.33(15)     Loan Agreement, dated October 29, 1998, between
              Metricom, Inc. and Vulcan Ventures Incorporated

23.1          Consent of Independent Public Accountants.

24.1(15)      Power of Attorney

27.1(15)      Financial Data Schedule