Form 10-K
period 1999-12-31
METRICOM INC / DE
filed 2000-03-24
CIK 884318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                December 31, 1999

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


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

           The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on March 1, 2000 was $1,626,983,000. Shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

           The number of shares of Common Stock outstanding as of March 1, 2000 was 30,590,903.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Certain portions of the Metricom, Inc. Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to the timing and coverage of our planned network deployment, the launch of our high-speed service, our market opportunities, our strategy, our anticipated revenues from MCI WorldCom, our ability to enter into agreements with new channel partners, our competitive position, our management's discussion and analysis of our financial condition and results of operations and the timing and extent of our funding needs. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. The section captioned "Risk Factors" appearing in this Annual Report on Form 10-K describes those factors that we currently consider material and that could cause these differences. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

                                     PART I

ITEM 1 - BUSINESS.

      Metricom, Inc. was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to "we," "us," "Metricom" or the "Company" refer to Metricom, Inc. and its subsidiaries. Our principal executive offices are located at 980 University Avenue, Los Gatos, California 95032-2375, and our telephone number is (408) 399-8200.

OVERVIEW

      We are a leading provider of mobile wireless data access to corporate networks and the Internet. We began offering our commercial service, marketed under the Ricochet brand name, in September 1995. Ricochet service is now available in the San Francisco Bay Area, in the Seattle and Washington D.C. metropolitan areas; parts of Los Angeles and New York; and in certain airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of January 31, 2000, there were approximately 29,500 Ricochet subscribers. Our current networks use unlicensed spectrum and provide end users with speeds comparable to commonly used wired modems and, to our knowledge, faster than other mobile wireless wide area data communications networks.

      During 1999, while we continued to operate our existing Ricochet service, we have focused our efforts on designing and developing our new high-speed service. We plan to launch our new high-speed service, marketed under the Ricochet brand name, during the late summer of 2000. We have designed our new service to meet the needs of the growing number of professionals who require full access to their corporate networks and the Internet while away from the office. Our service will provide these mobile professionals with higher speed access to data than any other mobile wireless technology commercially available today. Our service will also appeal to consumers who desire high-speed mobile access to the Internet. Our technology enables users to replicate wirelessly the look and feel of their desktop computers, providing them with features customarily associated with working on a desktop computer at the office. Simply by connecting a wireless modem to a laptop computer or other portable electronic device, our users can access their corporate networks and the Internet whenever they want and wherever they are within our service areas, just as they would with a wired modem. Our users pay only a flat fee for our service, unlike many other remote access services.

      In November 1999, MCI WorldCom, Inc., and Vulcan Ventures Incorporated, the private investment vehicle of Microsoft Corporation co-founder Paul Allen, each purchased shares of our preferred stock for $300 million in cash, providing us with funds to commence the deployment of our high-speed network. In addition, MCI WorldCom has entered into an agreement with us to sell subscriptions to our service and has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, subject to the timely deployment of our network, our ability to meet agreed performance standards and our ability to attract a significant number of subscribers through other channel partners. This relationship provides us with immediate access to a large and sophisticated sales force that has experience selling products and services to businesses and consumers in our target market.

      We plan to deploy our high-speed network in three phases. We plan to launch our high-speed service during the late summer of 2000, and we expect that our initial service areas will cover a total population of approximately 62 million. After the third phase of our deployment, which we plan to complete by the end of the summer of 2001, we expect our service areas to cover a cumulative population of at least 100 million.

      When we launch our service, we plan to use channel partners to sell subscriptions to our service, bill our users and provide the first level of customer support. Currently, we have entered into an agreement with one channel partner, MCI WorldCom. We intend to co-brand our service with MCI WorldCom at our expense. We believe that co-branding our service with MCI WorldCom, together with our own independent promotional activities, will help us significantly increase user awareness of our brand and will make us a more attractive service for other potential channel partners. We are seeking to enter into agreements with other channel partners that, like MCI WorldCom, have experience selling products and services to businesses and consumers in our target market. Potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers.

      In February 2000, we completed concurrent public offerings of 5,750,000 shares of our common stock and $300 million aggregate principal amount of our 13% senior notes due 2010, together with warrants to purchase an aggregate of 1,425,000 shares of our common stock at an initial exercise price of $87.00 per share. The estimated aggregate available net proceeds of these offerings was approximately $692 million, after deducting underwriting discounts and commissions and estimated offering expenses, and after establishing the required interest reserve to secure the first four interest payments on the notes.


                                  RISK FACTORS

      An investment in our securities involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business could be harmed substantially and our stock price could decline.

                          RISKS RELATED TO OUR BUSINESS

WE ARE REFOCUSING OUR BUSINESS ON A NEW SERVICE FOR WHICH CONSUMER DEMAND IS UNCERTAIN AND WHICH WE HAVE LIMITED EXPERIENCE OPERATING.

      We have not yet placed our high-speed mobile wireless data network into commercial operation. We began offering commercial wireless data access services in 1995 with our current Ricochet service. However, we have limited experience marketing our current Ricochet service and have not yet tested our new business strategy, which will utilize channel partners to sell our high-speed service. In addition, the market for mobile wireless data access services is in the early stages of development. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for our high-speed service. We expect that a substantial marketing effort will be necessary to stimulate initial demand for our high-speed service. We cannot reliably project potential demand for our high-speed service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable.

      The success of our business ultimately will depend upon the acceptance of our high-speed service by users to whom our channel partners will seek to sell subscriptions to our high-speed service. To date, we have signed only one agreement with a channel partner, MCI WorldCom. Because we are offering a service for which there is only a limited market today, we bear the risk that our channel partners will not generate sufficient revenue for us to recoup the substantial expenditures we will make to deploy and commercially launch our network. Moreover, if the user base for our high-speed service does not expand at the rate required to support the planned deployment of our network, our revenue and business will suffer, and we may be unable to complete our national deployment. In addition, competition to provide wireless data access services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

WE MUST DEPLOY OUR HIGH-SPEED NETWORK IN A LIMITED TIME IN ORDER TO COMPETE EFFECTIVELY.

      Our business plan contemplates rapid and widespread deployment of our high-speed network in major metropolitan markets throughout the U.S. We believe that the rapid introduction of our service will be crucial to our success in light of competition from other data access providers. However, we do not believe that a nationwide network deployment of the magnitude, and at the rate, contemplated in our deployment schedule has ever been attempted. If we are unable to deploy our high-speed network in accordance with our aggressive deployment schedule, we could be forced to incur substantial unanticipated costs or to revise our business plan.

      In order to complete our network, commence our sales and marketing efforts and offer our service to users in our targeted metropolitan markets, we must successfully:

      o obtain agreements from local municipalities and other third parties to deploy our network;

      o     design the network configuration; and

      o     acquire, install and test the network equipment.

     These events may not occur on a timely basis or at the cost that we have assumed, or at all. Deployment of the network involves various risks and contingencies, many of which are not within our control, including:

      o delays or refusals by local governments or other third parties to enter into the agreements we need to deploy our network;

      o inability of third parties on whom we depend to meet delivery schedules;

      o     failure of our network to perform as expected;

      o     hardware reliability and performance problems;

      o     failure to receive Federal Communications Commission certification;
            and

      o     changes in existing laws and regulations.

      We currently plan to launch our high-speed service in 12 markets during the late summer of 2000. Following our initial deployment, we will continue to need to deploy network radios and wired access points to maintain performance levels. If we cannot deploy our network on a timely basis and are forced to delay our commercial launch or to reduce the number of markets in which we initially launch operations or, if after we have launched our service, we are unable to meet continuing deployment needs, our business would suffer and the trading prices for our securities could decline, perhaps substantially.

WE DEPEND SUBSTANTIALLY ON THIRD PARTIES TO DEPLOY OUR HIGH-SPEED NETWORK ON A TIMELY AND COST-EFFECTIVE BASIS.

      We depend heavily on third parties to meet our deployment schedule. If any of these third parties has difficulty performing, or is unable to perform, its obligations in accordance with our schedule and projected costs, the deployment of our high-speed network could be delayed, and we could be forced to incur substantial unanticipated costs.

      RIGHTS-OF-WAY. The development, expansion and operation of our network depend to a significant degree on our ability to obtain and maintain rights-of-way for the location of our poletop radios from local municipalities, public utilities or other local government entities. We have faced delays and may face future delays or rejections in attempting to obtain the approvals and agreements necessary to deploy our network and commercially launch our service. For example, variations in local regulations, including zoning and franchise fee regulations, could delay us in obtaining agreements we need in order to begin installing our poletop radios in areas where we propose to offer our service. If we are unable to negotiate, renew or extend site agreements in a timely manner and on commercially reasonable terms, or at all, we would be required to seek alternative sites, such as commercial buildings, residential dwellings or similar structures, from which to deploy network radios. Deploying a large area in this manner could be time-consuming and significantly more expensive than installing poletop radios on street lights and may be restricted or prohibited by one or more municipalities.

      WIRED ACCESS POINT LEASES. The deployment of our service also depends on our ability to lease space for our wired access points on building rooftops or on transmission towers owned by third parties. There is substantial competition from a variety of communications companies for these sites. We employ third parties to locate appropriate sites and negotiate leases on our behalf. If these third parties were unable to identify and negotiate these leases on terms favorable or acceptable to us, the deployment of our network would be impaired. The rate at which we are acquiring these leases has been slower and the cost has been higher than we anticipated. Consequently, we must commit more time, effort and capital resources to acquiring these leases in order to meet our deployment plans.

      NETWORK EQUIPMENT. We depend on sole or limited source suppliers for many of the principal components of our network, including our network radios and wired access points. Some of our suppliers have experienced shipment delays, either as a result of capacity limitations at their production facilities or because they were unable to obtain raw materials or parts necessary for the network components they manufacture. Some of these supply shortages are ongoing. If we continue to experience these or future supply problems and are unable to develop alternative sources of supply quickly and on a cost-effective basis, our ability to obtain and install the equipment we need to implement our service will be impaired. This would cause delays in our network deployment.

      NETWORK CONSTRUCTION. We have outsourced the physical construction of our high-speed network to a small number of contractors. We rely on these third parties, among other things, to install our poletop radios and wired access points, deliver and install circuits at our wired access points and network interface facilities, establish and maintain our connection to corporate networks and the Internet and provide radio frequency engineering. Our reliance on these contractors will reduce our control over deployment schedules, quality assurance and costs. The successful and timely deployment of our network by these parties will be subject to numerous factors, including the supply of labor, materials and equipment, as well as prevailing weather conditions. The failure of these contractors to complete the installation of our network on a timely, cost-effective basis could delay the deployment of our network, which would damage our business and prospects.

WE DEPEND ON THIRD PARTIES TO DEVELOP, ASSEMBLE AND MANUFACTURE THE MODEMS THROUGH WHICH OUR USERS ACCESS OUR SERVICE.

      We depend on a limited number of third-party manufacturers to assemble our modems. We currently obtain the majority of our modems from a single manufacturer. If this manufacturer were unable to keep pace with production schedules, our operations would be disrupted. Additionally, under agreements with our existing modem supplier and three new modem suppliers, we have committed to purchase a minimum number of units in the first year of deliveries and to reimburse these suppliers for a portion of their development costs. Consequently, if consumer demand for our service is less than we anticipate, we could owe a substantial amount, up to approximately $90 million in the aggregate, to these modem suppliers.

      We will need to arrange for an additional supply of modems to meet forecast demand for subsequent periods. If we cannot secure arrangements for the manufacture of additional modems beyond the initial period, our channel partners may be unable to secure new subscribers to our service, which would harm our business. If any of our modem suppliers were to experience financial, operational, production or quality assurance difficulties, allocate resources to others in lieu of us or experience a catastrophic event that results in a reduction or interruption in supply of modems, our business would be impaired. In addition, if our channel partners sell more subscriptions than we anticipate or if we decide to accelerate deployment of our high-speed network, our presently anticipated supplies may prove inadequate. We cannot assure you that, if any of these events occurs, modems from alternate suppliers will be available at favorable prices, if at all.

ONE OF OUR MANUFACTURERS IS EXPERIENCING SHORTAGES OF SUPPLY OF COMPONENTS FOR OUR POLETOP AND NETWORK RADIOS AND OUR OTHER MANUFACTURERS MAY EXPERIENCE SHORTAGES OF SUPPLY OF COMPONENTS FOR OUR MODEMS OR OTHER PRODUCTS, WHICH COULD INVOLVE SUBSTANTIAL COST AND DELAY AND REDUCE AVAILABILITY OF OUR SERVICE.

      Some of the component parts that our manufacturers use in our products, including our modems and network radios, are available only from sole or limited source vendors. Our manufacturers' reliance on these sole or limited source vendors involves risks, including the possibility of a shortage of key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. We have in the past experienced delays because key component parts have been unavailable to our manufacturers. In January 2000, we reported that we have been affected by industry-wide component shortages, causing delays to production of our poletop and network radios assembled under contract by Sanmina Corporation. While we may experience some delays in deployment of our high-speed network, based on currently projected component delivery dates, we expect to launch the first phase of our high-speed service during the late summer of 2000. However, if the global supply shortage continues longer than expected, we may experience further delays, which could have an adverse effect on our business and results of operations. In addition, if our manufacturers are unable to obtain components, we may need to reconfigure our modems or radios, which could involve substantial cost and delay and limit availability of our modems or radios necessary for the deployment of our network. This could delay our deployment, which would reduce the availability of our service to users and harm our business.

WE MAY DEPEND ON MCI WORLDCOM TO PROVIDE SUBSCRIPTION SALES AND CUSTOMER SUPPORT CRITICAL TO OUR SUCCESS.

      Currently, we have only one agreement with a channel partner, MCI WorldCom. When we launch our high-speed network, we may depend entirely on MCI WorldCom to sell subscriptions to our service. Our agreement with MCI WorldCom is non-exclusive, allowing it to market and sell the services of our competitors, and MCI WorldCom may terminate the agreement without penalty if we breach our material obligations under the agreement. We believe that the extent to which MCI WorldCom devotes resources to marketing our service will substantially affect the development of our user base. We cannot predict whether MCI WorldCom will decide to support future competing technologies in preference to ours. MCI WorldCom's termination of its agreement with us, now or in the future, would disrupt our operations and harm our business.

      We are seeking to enter into non-exclusive agreements with other channel partners. However, our agreement with MCI WorldCom contains a "most favored nation" clause, which assures MCI WorldCom no less favorable terms than we grant any other channel partner. The agreement also restricts us and other channel partners, if any, from marketing our service to three specified entities to which MCI WorldCom may seek to resell our service. These provisions could deter other potential channel partners from entering into agreements with us or limit the number of potential users to which our service is marketed. In addition, our standard agreement with channel partners will require them to offer our service at a flat rate that each channel partner will determine. This provision could allow a single channel partner to undercut our other channel partners, which could deter potential channel partners from entering into agreements with us. If we are unable to establish additional agreements with appropriate channel partners at the rate needed to keep pace with the growth of our network, or at all, the growth of our customer base and revenues would be reduced.

      We cannot be certain that either we or the users of our service will be satisfied with the performance of any channel partner with which we enter into an agreement. When we launch our high-speed network, we will rely on our channel partners to provide the initial level of customer support, which we will supplement with higher level technical support. If we or our channel partners are unable to provide adequate customer service, our business and results of operations could be adversely affected.

MCI WORLDCOM MAY REDUCE OR CANCEL ITS OBLIGATIONS TO US IF WE FAIL TO MEET CERTAIN PERFORMANCE THRESHOLDS.

      Although MCI WorldCom has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement with MCI WorldCom, MCI WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. In addition, in the event that, in any agreement year, subscribers provided by MCI WorldCom represent more than a specified percentage of our total subscribers, then MCI WorldCom's guaranteed revenue commitment for that agreement year could be reduced. If we fail to correct any deficiency for sustained periods of time, MCI WorldCom may suspend its obligations to us or terminate the agreement. Any reduction in or termination of these fees or any suspension or termination of any sales and marketing services we receive under our agreement with MCI WorldCom will impair the growth of our user base and adversely affect our business and results of operations.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL IN THE FUTURE TO FUND OUR CONTINUING DEVELOPMENT, DEPLOYMENT AND MARKETING OF OUR HIGH-SPEED NETWORK AND SERVICE.

      Our principal uses of cash for the foreseeable future will be to fund the deployment of our high-speed network, to fund operating losses and to pay interest on our debt securities issued in February 2000, and dividends on our preferred stock. Based on our current projections, we believe that, in addition to the funds on hand at December 31, 1999, we will require additional cash resources of approximately $1 billion to enable us to complete the three-phase deployment of our network, as well as for other general corporate purposes. Approximately $692 million of these required resources, after deducting underwriting discounts and commissions and estimated offering expenses, and after establishing the required interest reserve to secure the first four interest payments on the notes, were funded from the net proceeds of the February 2000 common stock, notes and warrants offerings. Accordingly, based on our current projections, we believe that our cash, cash equivalents and short-term investments of approximately $499.3 million as of December 31, 1999, together with the net proceeds from the common stock, notes and warrants offerings in February 2000, will be sufficient to fund the first two phases of our network deployment. We will need additional funds to complete the third phase of our network deployment, and the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. For example, we could incur unanticipated costs or be required to alter our plans to respond to changes in competition or other market conditions, which could require us to raise additional capital sooner than we expect. We could also require additional funds if we decide to depart from our current business plan or if we experience unforeseen delays, regulatory changes, cost overruns or other unanticipated expenses or if we elect to pursue possible acquisitions of complementary businesses or technologies, none of which is provided for in our current budget.

      Any of the foregoing events could require us to raise additional capital through the sale of equity or the incurrence of additional indebtedness in private or public financings. We cannot assure you that additional financing will be available on terms favorable to us, if at all. In addition, Vulcan Ventures' control position and MCI WorldCom's large investment in us may deter investors who otherwise might have provided financing to us. Furthermore, neither Vulcan Ventures nor MCI WorldCom is obligated to provide us with additional funds. If we are unable to secure additional financing, we may be required to delay or abandon our expansion plans, which could limit or prevent the implementation of our business strategy. Moreover, the sale of additional equity or equity-linked securities could be dilutive to holders of our common stock.

WE EXPECT TO CONTINUE TO GENERATE LOSSES.

      We have a history of losses and expect to incur additional losses in the future. Expenditures associated with developing our high-speed service have contributed substantially to our cumulative net losses of approximately $338 million through December 31, 1999. We expect to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while we continue to develop and deploy our network, market our high-speed service and build our user base. If we are unable to achieve or sustain profitability or positive cash flow from operating activities, we may be unable to develop our network or conduct our business effectively or competitively. We cannot assure you that we will be able to achieve or sustain profitability.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

      We are unable to forecast our revenues with certainty because of the unknown demand for our high-speed service and the emerging nature of the mobile wireless data access industry. Our revenues could fall short of our expectations if we experience delays in building out our network or entering into agreements with additional channel partners. Our future operating results will be subject to annual and quarterly fluctuations due to several factors, some of which are outside our control. These factors include:

     o   unanticipated costs of building our network;

     o   delays in the introduction of our service;

     o   rate of market acceptance of our high-speed service;

     o   new offerings of, and pricing strategies for, competitive services;

     o   changes in the regulatory environment; and

     o   general economic conditions.

As a result, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors, which could cause the trading prices of our securities to decline, perhaps substantially.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

      Competition in the market for communications and data access services is intense. A number of privately and publicly held communications and data access companies have developed or are developing new wireless and wired communications and data access services and products using technologies that compete with our own. Many of these companies have significantly greater resources, more established brand names and larger customer bases than we do. In addition, several companies in various other industries are expected to enter the market in the future. Further, we may face competition from Internet service providers that could offer Internet, online or data access services at prices lower than those offered by our channel partners, which could limit our ability to increase our user base and cause us to incur additional selling, marketing and product development expenses. If we are unable to compete effectively, our business and results of operations would be impaired.

WE OPERATE IN AN INDUSTRY WITH RAPIDLY CHANGING TECHNOLOGY, AND OUR SUCCESS WILL DEPEND ON OUR ABILITY TO DEVELOP PRODUCTS AND SERVICES THAT KEEP PACE WITH TECHNOLOGICAL ADVANCEMENTS.

      The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wireline industries. Our success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose users to competing service providers, which would adversely affect our business and results of operations.

WE DEPEND ON A NETWORK INFRASTRUCTURE LARGELY MAINTAINED BY THIRD PARTIES AND SUBJECT TO DISRUPTION BY EVENTS OUTSIDE OUR CONTROL.

      Our success will depend upon the adequacy, reliability and security of the networks used to carry data between our network and corporate networks and the Internet. Because those networks are owned or controlled by third parties, we have no control over their quality and maintenance. Currently, we have agreements with UUNet, a subsidiary of MCI WorldCom, and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet. Our operations also depend on our ability to avoid damages from fires, earthquakes, floods, power losses, communications failures, network software flaws, transmission cable cuts and similar events. The occurrence of any of these events could disrupt our service. Any failure of the Internet backbone, our network interface facilities or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, resulting in an interruption in our operations, could harm our business and results of operations.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR PLANNED RAPID GROWTH, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

      We expect to experience rapid growth in the future. Our plans call for us to manage a number of operations in geographically dispersed locations that we have little or no prior experience managing, including:

      o the design, deployment and installation of a nationwide mobile wireless data access network;

      o     coordination and support of our channel partners; and

      o     maintenance and support of our high-speed network.

In addition, management of our growth will require, among other things:

      o continued development of our financial and management controls and management information systems, including our fixed asset management and billing systems;

      o     accurate assessment of potential markets;

      o     stringent cost controls;

      o     increased marketing activities; and

      o retention of qualified personnel and training of personnel and third parties on whom we depend to deploy and maintain our service.

If we are unable to effectively manage our expected rapid growth and development or if we experience any difficulties in managing the deployment of our network, our business and results of operations could be harmed.

TO BE COMPETITIVE, WE NEED TO ACHIEVE COST REDUCTIONS.

      If we are to become profitable, our products and components must be manufactured in large quantities at competitive cost and quality. As a result, we will need to achieve significant product and component cost reductions. We are currently working with several companies to develop low-cost personal computer card modems, as well as smaller and lower cost external modems. If we are unable to develop these modems at a low cost, we may be unable to achieve the cost structure we anticipate in our business plan. Even if we achieve low-cost production, we must have adequate lead times and production capacity to meet user demand for our service if we are to increase revenues and achieve profitability. If we do not achieve product and component cost reductions, our competitive position and our ability to achieve profitability could be impaired.

OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY NOT BE ABLE TO OBTAIN ALL OF THE INTELLECTUAL PROPERTY RIGHTS NECESSARY TO PROTECT OUR TECHNOLOGY.

      We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. We cannot assure you that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. Further, any of our current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under those patents or trademarks may not provide us with significant proprietary protection or commercial advantage. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

      We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. We cannot assure you that the confidentiality agreements upon which we rely will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.

      Our commercial success may also depend in part on our not infringing the proprietary rights of others or not breaching technology licenses that cover technology we use in our products. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If these licenses are required, we may be unable to obtain them on commercially favorable terms, if at all. If we are unable to obtain licenses to any technology that we may require to effectively deploy or market our products and service, our business could be harmed.

WE ARE SUBJECT TO TELECOMMUNICATIONS INDUSTRY REGULATIONS, WHICH COULD ADVERSELY AFFECT THE NATURE AND EXTENT OF THE SERVICE WE OFFER.

      Many aspects of the telecommunications industry are subject to regulation at the federal, state and local levels. From time to time, the regulatory entities that have jurisdiction over our business adopt new or modified regulations or take other actions as a result of their own regulatory processes or as directed by other governmental bodies. This changing regulatory environment could adversely affect the nature and extent of the service we are able to offer.

      On the federal level, the FCC regulates our license-free equipment and operations, as well as the licensed operations and equipment that we deploy as part of our network. We cannot assure you that we will be able to secure the necessary FCC approvals for the equipment that we intend to deploy in 2000 and thereafter. The need to obtain these approvals could result in delays or additional costs. Our equipment shares the license-free frequency bands with other users. Licensed users in the band have priority over our license-free use, and the FCC requires that we not cause harmful interference to those users. In our licensed frequencies, we are subject to an FCC requirement that we not cause interference to certain services operating in nearby bands. Satisfying these requirements could involve substantial time and expense and, if we fail to satisfy them, could lead us to curtail our operations in the affected locations.

      In addition, the FCC requires that we accept interference to our operations. In the license-free spectrum, we operate on a co-equal basis with other license-free users and must accept any interference present in the bands. Even in our exclusive, licensed frequency bands, our operations may be subject to interference. For example, Mexico is currently in negotiations with the U.S. to use some of our licensed frequencies for a satellite service in Mexico. If implemented, this service could interfere with our licensed operations in certain markets. Excessive harmful interference in either the licensed or license-free frequency bands could discourage users from subscribing to or retaining our service, which would impair our business and results of operations.

      We may desire or, as a result of changes in regulations, be required to seek to operate in other license-free or licensed frequency bands. We cannot assure you that, if needed, we could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. In addition, redesigning our products to operate in other frequency bands could be expensive and time-consuming, and we cannot assure you that any redesign would result in commercially viable products.

      On the state and local levels, some jurisdictions may attempt to impose additional regulatory requirements, including regulating the terms and conditions of our service. This regulation could hinder or limit the flexibility that we have to respond to changes in the markets we serve and otherwise adversely affect our business and results of operations.

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL AND OUR ABILITY TO ATTRACT ADDITIONAL KEY EMPLOYEES.

      We believe our success will depend largely on our ability to attract and retain highly skilled engineering and managerial personnel. The industry in which we operate is characterized by intense competition for these personnel and a high level of employee mobility. Many of our key employees hold stock options that are vested or may be fully vested before we achieve significant revenues or profitability. We intend to grant additional options and provide other forms of incentive compensation to attract and retain our key personnel, but we cannot guarantee these efforts will be successful. If we are unable to retain our management and engineering staff or if we fail to attract additional key personnel, we may have difficulty implementing our business plan, which would have an adverse effect on our business and results of operations.

WE MAY BECOME SUBJECT TO RISKS RELATED TO INTERNATIONAL OPERATIONS.

      We are currently at the early stages of evaluating international expansion opportunities. Any international expansion plans we pursue could fail if we are unable to locate qualified local suppliers and other third parties to deploy our network or if we cannot establish agreements with channel partners to promote our service in foreign markets. In addition, international expansion could subject us to burdens of complying with a variety of foreign laws and trade standards, including regulatory requirements affecting wireless data and Internet access services, foreign taxes and tariffs, as well as financial risks, such as those related to foreign currency fluctuations. In addition, there is greater uncertainty regarding protection and enforcement of intellectual property rights in certain foreign countries. If we expand internationally, we also will be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The risks associated with any international operations that we may pursue could adversely affect our business and results of operations.

WE FACE RISKS IN CONNECTION WITH THE YEAR 2000.

      Many installed computer systems and software products were programmed to accept only two digits in the date code field. As of January 1, 2000, it became necessary for these code fields to accept four digit entries to distinguish years beginning with "19" from those beginning with "20."

      We have assessed all of our internal computer systems and software products, tested those systems and products and remedied any known problems. We have upgraded our business and financial systems to a version that our vendors have certified to be year 2000 compliant and also communicated with our key suppliers to assess whether or not the products, services, networks and technologies of these suppliers are year 2000 compliant. We have also completed an assessment of whether our networks that depend upon third parties for telecommunications services and power are year 2000 compliant. In the fourth quarter of 1999, we completed our year 2000 assessment, testing and remediation efforts.

      Because we have not yet launched our high-speed service and because many systems, whether or not they are information-technology systems, may contain embedded technology, we cannot assure you that we have identified and remedied all potential year 2000 problems that could arise in connection with our high-speed service. We have a contingency plan for handling year 2000 problems that were not detected and corrected prior to their occurrence, and we are continuing to assess any exposure areas in order to determine what additional steps are advisable. We are prepared to use backup systems and have developed other alternative contingency plans for other critical functions where computer systems are essential. To date, we have not experienced any material year 2000 problems. However, if all of our potential year 2000 problems were not properly identified or if adequate assessment and remediation are not timely effected with respect to any year 2000 problems, our business could be impaired significantly. Moreover, any year 2000 compliance problem facing our customers or third parties who provide our networks with telecommunications services and power could also harm our business.


                     RISKS RELATING TO OUR CAPITAL STRUCTURE

OUR PRINCIPAL STOCKHOLDERS CAN CONTROL OR MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER US, AND WE MAY EXPERIENCE SIGNIFICANT CONFLICTS OF INTEREST WITH THEM.

      After assuming conversion of all of our outstanding preferred into common stock, Vulcan Ventures would hold approximately 43% of our common stock and MCI WorldCom would hold approximately 33% of our common stock, based on capital stock outstanding after the closing of our common stock offering in February 2000. In addition, as holders of our preferred stock, Vulcan Ventures and MCI WorldCom each has the right to elect one director. Vulcan Ventures, by reason of its large common stock holdings, will continue to have the ability to control most matters submitted to a vote of our stockholders, including significant corporate transactions and the election of a majority of our board of directors. Moreover, in light of MCI WorldCom's substantial preferred stock holdings and right to elect one director, MCI WorldCom may be able to substantially influence actions we take.

      Conflicts of interest may arise as a consequence of the positions of control and influence of Vulcan Ventures and MCI WorldCom. For example, conflicts of interest may arise when Vulcan Ventures or MCI WorldCom is faced with decisions that could have different implications for us, on the one hand, as compared with Vulcan Ventures or MCI WorldCom or their various affiliates, on the other hand. These decisions may relate to matters such as the following:

      o corporate opportunities that we or Vulcan Ventures or MCI WorldCom, or any of their affiliates, could pursue;

      o     our strategic direction;

      o     offers to acquire us;

      o     potential acquisitions by us of other businesses;

      o contractual relationships between us and Vulcan Ventures or MCI WorldCom, or any of their affiliates;

      o     network deployment priorities;

      o     businesses that compete or potentially compete with us;

      o     the issuance or disposition of our securities; and

      o     the election of new or additional directors or officers.

      In particular, MCI WorldCom is currently our sole channel partner and has discretion to determine the extent of the marketing resources it devotes to help develop our user base. Moreover, MCI WorldCom has announced an agreement to acquire Sprint Corporation, which may offer a competing service. MCI WorldCom can terminate its agreement with us without penalty if we breach our material obligations under the agreement and fail to cure that breach. Although one of our agreements with Vulcan Ventures contains measures designed for the protection of our public stockholders with respect to Vulcan Ventures, such as requiring approval of three directors not affiliated with Vulcan Ventures for certain matters involving Vulcan Ventures, these stockholder protection measures may not be effective in any particular case.

CONCENTRATION OF OUR OWNERSHIP BY VULCAN VENTURES AND MCI WORLDCOM COULD DETER, DELAY OR PREVENT CHANGE OF CONTROL OR OTHER TRANSACTIONS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

      The concentration of our ownership by Vulcan Ventures and MCI WorldCom, as well as other rights of Vulcan Ventures and MCI WorldCom, could deter, delay or prevent third parties, particularly other data access or communications companies, from investing in us, reselling our service, or initiating or completing a potential merger with us, a tender offer for our shares, a proxy contest or other transaction intended to change control or management. These transactions could involve premium prices or other benefits to our stockholders. Concentration of ownership could also depress the market price of our common stock or otherwise adversely affect stockholders, or deter potential channel partners from entering into agreements with us.

THE MARKET PRICE OF OUR STOCK MAY BE HIGHLY VOLATILE.

      The market prices for securities of companies engaged in emerging industries, such as ours, have been highly volatile. Announcements we or others make could have a significant impact on the market price of our securities. These announcements may include:

      o technological innovations or new commercial services by us or our competitors;

      o comments made by securities analysts, including changes in securities analysts' estimates of our financial performance;

      o delays in deployment of our high-speed network or launch of our high-speed service;

      o     quarterly fluctuations in our revenues and financial results;

      o     regulatory developments in both the U.S. and foreign countries;

      o     developments concerning proprietary rights, including patents;

      o     litigation matters;

      o     general market conditions; or

      o     changes in key personnel.

      The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market prices for stocks of companies such as ours. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been initiated against the issuing company. This type of litigation could result in substantial cost and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      As a result of our February 2000 issuance of 13% senior notes due 2010, we have substantial indebtedness. On a pro forma basis adjusted for the completion of the offering of the notes and warrants issued in February 2000, we would have had approximately $237.0 million of long-term indebtedness outstanding at December 31, 1999. Of this amount, $236.4 million represents notes that will accrete to an aggregate principal amount at maturity of $300 million. We will need to raise more capital to finance our expansion and continued network deployment, which may be in the form of substantial additional indebtedness.

      The indenture and the supplemental indentures governing the notes permit us to incur additional debt to fund the development, construction, expansion or operation of, or acquisition of assets used in or the majority of the voting stock of, communications and data access businesses and up to $275 million under one or more credit facilities. We can also incur additional indebtedness based on our financial performance and the amount of equity capital that we raise in the future. If we incur debt in addition to the notes, the related risks could intensify.

     This large amount of indebtedness could, for example:

      o make it more difficult for us to satisfy our obligations under the notes or other indebtedness and, if we fail to comply with the requirements of the indebtedness, could result in an event of default;

      o require us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate purposes;

      o limit our ability to obtain additional financing in the future for working capital, capital expenditures and other general corporate purposes;

      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      o detract from our ability to successfully withstand a downturn in our business or the economy generally; and

      o place us at a competitive disadvantage against other less leveraged competitors.

      The occurrence of any one of these events could adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR EXPECTED DEBT SERVICE OBLIGATIONS.

      We cannot assure you that our future cash flow will be sufficient to meet the payment obligations under the senior notes when those payments become due. Our ability to generate cash flow from operations to make scheduled payments on our debt obligations as they become due will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

      If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds realized from those sales or that additional financing could be obtained on acceptable terms, if at all. If we are unable to generate sufficient cash flow to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms, there could be an adverse effect on our business, financial condition and results of operations.

THE TERMS OF THE SENIOR NOTES WILL IMPOSE RESTRICTIONS ON US THAT MAY AFFECT OUR ABILITY TO SUCCESSFULLY OPERATE OUR BUSINESS.

      We are restricted by the terms of the senior notes from taking various actions, such as incurring additional indebtedness, paying dividends, repurchasing junior indebtedness, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the indenture and supplemental indentures. A breach of any of these provisions will result in a default under the indenture and supplemental indentures governing the notes and could result in a default under agreements relating to other indebtedness that we may have in the future that would allow those lenders to declare that indebtedness immediately due and payable. If we were unable to pay those amounts because we did not have sufficient cash on hand or were unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy or liquidation proceeding or proceed against any assets that serve as collateral to secure that indebtedness. We cannot assure you that our assets would be sufficient to repay that amount and the amounts due under the notes in full. In addition, upon the occurrence of certain events specified in the notes, including in connection with certain types of changes in control, we will be required to make an offer to purchase all the outstanding notes at a premium, in which case we may not have sufficient funds to pay for all the notes that are tendered, which also would constitute an event of default.


OUR SOLUTION AND COMPETITIVE ADVANTAGES

      Our new high-speed service, which we expect to launch during the late summer of 2000, will provide users with secure and reliable high-speed mobile access to corporate networks and the Internet for a flat fee, regardless of the level of usage. We believe our competitive strengths effectively address the growing demand for high-speed mobile wireless data access through the following combination of benefits:

      HIGHER SPEED ACCESS TO DATA THAN ANY OTHER REMOTE MOBILE WIRELESS TECHNOLOGY COMMERCIALLY AVAILABLE TODAY. When we launch our high-speed service, expected during the late summer of 2000, we believe our network will provide higher effective data transfer rates than any other remote mobile wireless data access service commercially available today. We will provide users with an average downstream data transfer rate greater than 128 kilobits per second, which is faster than today's high-speed integrated service digital network, or ISDN, telephone lines. Our high-speed service will provide users with an average upstream data transfer rate of more than 50 kilobits per second, which is faster than the average data transmission rate of 33 kilobits per second typical of commonly available "56k" wired modems.

      LOOK AND FEEL OF A DESKTOP COMPUTER. Our target users are mobile workers who require full access to corporate resources from remote locations. Because of our fast data transfer speeds, we believe that a user working on a laptop computer connected to our network will perceive a substantial advantage over any other remote mobile wireless data access technology commercially available today. Moreover, we will offer mobile workers the ability to connect to their corporate networks and the Internet from any place within our service area, without the inconvenience of having first to locate a telephone modem dataport to establish a remote, and generally slower, connection to e-mail, databases and file and facsimile transmission servers. Furthermore, we have designed our service for laptop computers and other portable electronic devices with relatively large screen areas and relatively large storage capacities to enable our users to better emulate the look, feel and functionality of their desktop computers. By contrast, although data-enabled wireless telephones may offer a convenient means of engaging in simple tasks, such as checking stock prices or sports scores, they are not suitable for displaying data-rich graphics or creating and editing documents, functions frequently performed at desktop computers. Accordingly, we believe that we offer a service that is complementary to, rather than competitive with, data-enabled wireless telephones.

      PACKET-SWITCHED TECHNOLOGY. We believe that data networks, such as ours, that utilize packet-switched technology offer a number of advantages over circuit-switched networks. In a packet-switched network, data is transmitted in discrete units called packets, rather than in a continuous stream, as with a telephone modem using a circuit-switched telephone line. The network software sends each discrete packet through the network via a uniquely selected path, with the software reassembling the packets into their proper order when they arrive at their destination. By allowing multiple users to share our network capacity, this technology can reduce network congestion and virtually eliminate busy signals. In addition, because our network does not require a dedicated connection between modems at each end of a circuit, users utilize our network capacity only when the network actually transmits data packets. A circuit-switched network, in contrast, requires a dedicated connection between modems at each end of a circuit, thus limiting network capacity to the number of circuits available and modems installed. Moreover, in a circuit-switched network, once the user establishes a connection, neither the modem nor the circuit in use is available to other users even when data is not being transmitted. Because of these factors, busy signals occur in circuit-switched networks when the number of users exceeds the number of connections available. Further, many circuit-switched networks will "time out" a connection after the user has been connected for a specified time in order to create capacity for other users. Because our network uses packet-switched technology, our users can remain online indefinitely. In addition, the equipment required to construct our network is less expensive than circuit-switched technology employed by traditional wireless carriers.

      SECURITY AND RELIABILITY. In addition to the reliability benefits that result from using packet-switched technology, our network's use of frequency-hopping, spread spectrum technology, combined with optional encryption, makes unauthorized interception of data packets extremely difficult and provides greater security than is generally available from other wired and wireless data communications services. Our very low equipment failure rate of only 0.2% contributes to the reliability of our service. Moreover, if a network radio is busy or not functioning properly, our network routes data along a different path to its destination within the network, minimizing apparent network disruption or reduced data transfer rates to our users. By providing secure and reliable access to corporate networks, our service should appeal to many organizations with mobile workforces.

      ACCESS TO MCI WORLDCOM'S LARGE AND SOPHISTICATED SALES FORCE. Under our agreement with MCI WorldCom, MCI WorldCom has agreed to market and sell subscriptions to our high-speed service. This relationship provides us with the immediate benefit of support from a large and sophisticated sales force that has experience selling products and services to businesses and consumers in our target market. Moreover, MCI WorldCom has indicated its intent to market and sell our high-speed service through multiple sales channels that have substantial experience with the needs of network and Internet users and users of other mobile access technologies. In addition, MCI WorldCom has committed to provide customer support to the users of our service.

      SCALABLE AND COST-EFFECTIVE NETWORK. Our network architecture will allow us to react quickly to expand our network to respond to positive consumer demand for our service. We can increase network coverage and capacity and reduce system congestion quickly and inexpensively by installing additional network or wired access point radios in areas of high use. Moreover, our network relies primarily on unlicensed radio frequency spectrum that we are able to use without paying any license fee or other similar acquisition cost.

OUR STRATEGY

      Our objective is to be the leading provider of high-speed mobile wireless data access to users of laptop computers and other portable electronic devices. The key elements of our strategy are as follows:

      RAPIDLY DEPLOY A NATIONAL NETWORK. We intend to deploy our network in three phases. We plan to launch our high-speed service during the late summer of 2000, and we expect that our initial service areas will cover a total population of approximately 62 million. After the third phase of our deployment, which we plan to complete by the end of the summer of 2001, we expect our network to cover a cumulative population of at least 100 million in the U.S. Understanding that time-to-market is a critical competitive advantage, we have already obtained a substantial portion of the approvals for municipal rights-of-way necessary to meet our network deployment objectives for 2000.

      TARGET MOBILE PROFESSIONALS. Our advertising and marketing will focus on mobile professionals, particularly those who already use laptop computers or other portable electronic devices, and other people and businesses that are likely to require mobile access to information. Mobile workers, such as salespeople, consultants, lawyers and accountants, often require the flexibility to work outside of their offices and desire to maintain access to corporate networks and the Internet.

      CAPITALIZE ON THE DISTRIBUTION STRENGTH OF A SELECT GROUP OF CHANNEL PARTNERS. We intend to increase the number of users of our service through sales efforts by MCI WorldCom and other potential channel partners. We do not intend to sell our high-speed service or provide customer support directly to users. Instead, we will rely on our channel partners, which we expect will be organizations like MCI WorldCom with significant marketing and customer support experience, to generate demand for our service. These partners will market and sell subscriptions to our service to their customers on a co-branded basis. In selecting channel partners, we will focus on organizations with experience selling products and services to businesses and consumers in our target market. Potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers. We currently are in discussions with a number of potential channel partners, with a goal of entering into agreements with additional channel partners in mid-2000.

      BUILD EQUITY IN THE RICOCHET BRAND. We intend to promote the Ricochet brand aggressively, seeking to gain widespread business and consumer recognition of our brand, thereby building significant commercial value for our company. Our brand awareness and brand identity strategy will focus on the mobile access benefits of our high-speed network, with the objective of making the Ricochet brand synonymous with speed, reliability and security. We plan to promote the Ricochet brand through co-branding arrangements that will require our channel partners to display the Ricochet name and logo in addition to their own in promotional and other materials they use to offer our service, and to display our name on the Ricochet modem. We also intend to engage in corporate promotional activity, including advertising in traditional media and on the Internet, designed to increase business and consumer awareness of the Ricochet brand and our service. We expect to spend over $50 million on sales and marketing efforts in 2000 and substantially more in 2001.

      MAINTAIN NETWORK PERFORMANCE AND COST ADVANTAGES. We intend to continue our commitment to research and development so that we can continue to offer our users faster data transmission rates on a more cost-effective basis than competing remote mobile wireless data access services. We believe our core technologies -- and particularly our utilization of packet-switched communications and unlicensed portions of the radio frequency spectrum -- will enable us to maintain performance and cost advantages over competing services in the future, as technological advancements increase the standard for data transmission speeds and network performance. Outsourcing some business functions is a key part of our strategy to maintain network performance and cost advantages for our users. We have contracted with several companies to fulfill our manufacturing and network deployment needs, and we plan to continue to utilize other companies to perform these functions in the future. The functions that we have outsourced include manufacturing network radios designed by us, manufacturing the modems used by our users, acquiring municipal rights-of-way and other similar rights necessary to deploy our network, physically installing our network equipment and provisioning the circuits required for our network to connect to the Internet or other corporate networks. We believe that, by outsourcing these functions to organizations for which they are core competencies, we can free our own resources to concentrate on developing positive recognition of the Ricochet brand, recruiting and managing channel partners, managing our network and advancing our core technologies to enhance our network's performance and cost-effectiveness in the future.

      PURSUE INTERNATIONAL OPPORTUNITIES. To date, we have concentrated almost exclusively on domestic opportunities and have engaged in only limited exploration of international opportunities. However, we intend to pursue opportunities to offer service based on our technologies in markets outside the U.S. We believe that the advantages of our core technologies, and particularly the relatively low deployment cost of our network, should enable us to provide a service that is attractive to customers in other countries that have large populations of knowledge workers. We plan to place greater emphasis on these opportunities after we have launched our domestic high-speed service and are satisfied with its performance.

OUR NETWORK AND TECHNOLOGY

      When we launch our high-speed network, users will be able to connect to our network through wireless modems attached to laptop computers or other portable electronic devices. In the future, we also expect that users will be able to connect to our network through personal computer card modems and eventually through advanced integrated circuits built-in to end-user devices. Our high-speed network architecture consists of four basic elements:

      o compact, inexpensive network radios, called poletop radios, which we deploy on streetlights, utility poles and building rooftops in a geographical mesh pattern and which communicate with our users' laptop computers or other portable electronic devices through wireless modems;

      o wired access points, which we deploy on building rooftops or other locations, many of which also serve as the sites for existing cellular or other wireless base stations and which connect our poletop radios with one of our network interface facilities via high-speed dedicated wired connections;

      o network interface facilities, which aggregate traffic to and from all wired access points in a market and provide connections to the Internet and other networks; and

      o our network operations centers, which provide central management of our entire network.

      Our network utilizes a hardware and software platform based on spread spectrum, frequency-hopping, packet-switched digital radio technology. In a packet-switched network such as ours and the Internet, data are communicated in discrete units, called packets, rather than in a continuous stream. With frequency-hopping radios such as our poletop and wired access point radios, the radios communicate with each other on multiple frequencies, or channels. Each radio changes the channel on which it is communicating frequently in a pattern that is known to the surrounding radios but difficult for outside parties to predict. This unpredictability results in a high level of security by making interception of data by unauthorized users difficult. It also provides high network reliability, because if a radio encounters interference on any given channel, it automatically switches to another channel. We will incorporate an optional encryption capability for users desiring an additional level of security.

      Poletop radios are the primary component of our hardware platform, and we deploy them in a geographically dispersed pattern referred to as "mesh" architecture. Our mesh network architecture and proprietary technology for routing data packets across the network enable us to move the data packets along a number of alternative paths, thus allowing packets to be routed around busy or non-functioning radios. We believe that our mesh architecture provides advantages over the more typical network topology, known as the star topology, in which all communications are required to pass through one or more central base stations, or hubs. In a star topology system, congestion and impaired signal communications resulting from weak signal strength must generally be addressed by installing another hub, typically a costly and time-consuming process. With our network, we can reduce system congestion and increase network coverage and capacity by installing one or more relatively inexpensive poletop or wired access point radios where needed.

      Upstream data transmitted from a user's wireless modem travels through one or more poletop radios wirelessly to a wired access point, from which the data is routed over high-speed dedicated wired connections to a network interface facility, where we connect our network directly to the Internet or another network, which in turn delivers the data packet to its destination. Downstream data travels to the user along a similar return route. We typically install our poletop radios at an average density of five radios per square mile and we generally install a wired access point approximately every 11.5 square miles. We have designed our network so that a data packet transmitted by a user typically requires no more than one or two transmissions, if any, from one poletop radio to another before reaching a wired access point. Each wired access point is connected by high-speed dedicated wired connections to one of our network interface facilities. Each network interface facility aggregates traffic to and from all wired access points in a market and connects to the Internet and other networks. Currently, we have agreements with UUNet, a subsidiary of MCI WorldCom, and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet.

      Our network's performance will be monitored and controlled by our network operations center located in Houston, Texas. We have recently opened an additional network operations center in Plano, Texas. Even though we intend to have each of the two network operations centers monitor and control only fifty percent of our network, each center will have the capability to monitor and control our entire network.

      Our network will operate in the unlicensed 900 megahertz and 2.4 gigahertz frequency bands of spectrum. We also will operate in the 2.3 gigahertz frequency band pursuant to licenses purchased from the FCC in 1997. These licenses permit us to use the 2.3 gigahertz band in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland, Oregon and Seattle, Washington Major Economic Areas. This licensed spectrum provides us with the ability to transmit at higher power in those regions and thus attain greater network coverage with fewer wired access points. In areas not covered by our licensed spectrum, we can achieve the same coverage results by deploying additional wired access points. We will use the 900 megahertz band primarily for transmissions to and from a user's modem to a poletop radio and from a poletop radio to a network radio or wired access point, and the 2.4 gigahertz band primarily for communication between network radios and between poletop radios and wired access points. Wired access points that use the 900 megahertz band and the 2.4 gigahertz band are referred to as industrial, scientific and medical band wired access points, called ISM WAPs. Wired access points that use the 2.3 gigahertz band are referred to as wireless communication service wired access points, or WCS WAPs. We intend to use the 2.3 gigahertz band only for downstream (toward the subscriber) traffic from wired access points to poletop radios and only where we have licenses to use 2.3 gigahertz spectrum and when we cannot route the downstream traffic to the user in one radio hop using the 2.4 gigahertz band. We do not currently intend to use the 2.3 gigahertz band for upstream traffic.

      Finally, we also provide a traditional dial-in service to enable users travelling outside our service areas to access their corporate networks or the Internet through standard telephone modems.

NETWORK DEPLOYMENT

      We plan to deploy our high-speed network in three phases. We have chosen to deploy our network in areas based on numerous criteria, including the number of laptop computers, population density, Internet usage and other factors. The planned deployment of our network is set forth in the table below. We may, however, modify our deployment plans based on our initial experience with our high-speed service or other factors, such as our relative success in obtaining agreements necessary to deploy our network.

                           RICOCHET NETWORK DEPLOYMENT

                                       PHASE I                   PHASE II          PHASE III             PHASE III continued
METROPOLITAN MARKETS...................Atlanta                   Baltimore         Albany, NY            Omaha, NE
                                       Chicago                   Boston            Albuquerque, NM       Orlando, FL
                                       Dallas/Fort Worth         Denver            Austin, TX            Pittsburgh, PA
                                       Houston                   Detroit           Buffalo, NY           Portland, OR
                                       Los Angeles               Kansas City       Charlotte, NC         Providence, RI
                                       New York City             Miami             Cincinnati, OH        Raleigh/Durham, NC
                                       Philadelphia              Minneapolis       Cleveland, OH         Richmond/Petersburg, VA
                                       Phoenix                   St. Louis         Colorado Springs, CO  Rochester, NY
                                       San Diego                 Salt Lake City    Columbus, OH          Sacramento, CA
                                       San Francisco                               Indianapolis, IN      Santa Fe, NM
                                       Seattle                                     Las Vegas, NV         Tulsa, OK
                                       Washington, D.C.                            Memphis, TN           Virginia Beach, VA
                                                                                   Milwaukee, WI

EXPECTED LAUNCH DATE...................Late Summer 2000          Early 2001        Summer 2001
CUMULATIVE COVERED
  POPULATION AFTER COMPLETION..........62 million                80 million        100+ million

     The deployment process for our network involves:

      o obtaining agreements permitting us to deploy our poletop radios and wired access points, which include:

                  agreements with municipalities, known as right-of-way use agreements, which grant us the right to enter and utilize a municipal right-of-way to deploy our poletop radios, the right to attach our poletop radios to municipally owned property, if any, in the public way and the right to attach our poletop radios to third-party owned property in the public way, such as utility property;

            -- pole attachment agreements with utility companies or municipalities governing the use of utility poles for the deployment of our poletop radios;

            -- supply agreements with utility companies governing the supply of electricity to our poletop radios; and

            -- lease agreements with the owners of buildings or radio towers governing the lease of space for the deployment of our wired access points;

      o     designing the network configuration;

      o to the extent necessary, acquiring zoning and construction approvals to build or locate wired access points on radio towers or building rooftops; and

      o     acquiring, installing and testing the network.

      Once we have obtained the necessary agreements and approvals, we expect to be able to install and test the network infrastructure in a market in two to three months. As of February 29, 2000, we have obtained right-of-way approvals covering approximately 80% of the population included in the first phase of the deployment of our network.

      We install most of our poletop radios on street light arms or distribution poles owned by electric utilities, municipalities or other local government entities. In addition, we are required to enter into agreements with municipalities as owners of the rights-of-way in which street lights and distribution poles are located and supply agreements with providers of electricity to power our radios. Typically, the right-of-way agreements have terms of five to 10 years with three five-year renewal options. Many agreements require us to pay an annual right-of-way use fee, sometimes referred to as a franchise fee, to the municipality or other governmental agency that controls the right-of-way. Currently, these franchise fees, where permitted, typically average about 5% of the adjusted gross revenues collected from subscribers with billing addresses located in the municipality covered by the right-of-way agreement. The electrical supply agreements for our poletop radios typically have a term of 10 years and require us to pay an annual fee for electricity, which is determined by tariff, if appropriate, or by a private rate agreement and typically averages $25 for our poletop radios. In addition, we are typically required to pay an annual fee of about $60 for the use of each street light or other pole to which a poletop radio has been directly attached.

      In the event we are unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, we will seek to obtain sites to deploy radios on commercial buildings or similar structures. While deploying a large area in this manner could be significantly more expensive than installing radios on street lights, we did use this technique on a limited basis in connection with the deployment of our original service to reduce the delays experienced in the deployment process.

      We are sometimes required to obtain zoning approvals from local municipalities or other governmental entities to build or locate wired access points on radio towers or building rooftops. Zoning restrictions may impose limitations on the amount of electrical load on a rooftop, radio frequency emissions or aesthetic characteristics of our network radios. The zoning process and length of time involved in obtaining approval varies from city to city. We also must negotiate leases for our wired access points, which can take a substantial amount of time. The rate at which we are acquiring these leases has been slower and the cost has been higher than we anticipated. Consequently, we must commit more time, effort and capital resources to acquiring these leases in order to meet our deployment plans.

      We have entered into several agreements regarding the deployment of our network interface facilities. These agreements have been negotiated with private carriers housing large telecommunications facilities. These agreements typically have five-year terms.

      In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist us with the deployment of our network. Wireless Facilities has agreed to assist us with radio frequency engineering related to the physical deployment of the wired access point components of our network. All three companies will be responsible for many of the tasks involved in the deployment of our network wired access points, including assisting us with acquiring sites for our wired access points, obtaining necessary zoning approvals, network architectural and engineering management, construction management and the installation of wired access point services.

      Our aggressive deployment schedule is critical to the success of our business and involves a number of risks. See "Risk Factors -- We must deploy our high-speed network in a limited time in order to compete effectively," "-- We depend substantially on third parties to deploy our high-speed network on a timely and cost-effective basis," "-- We depend on third parties to develop, assemble and manufacture the modems through which our users access our service" and "-- One of our manufacturers is experiencing shortages in the supply of components for our poletop and network radios and our other manufacturers may experience shortages of supply of components for our modems or other products, which could involve substantial cost and delay and reduce availability of our service."

MARKETING, SALES AND CUSTOMER SUPPORT

      Unless we sign new channel partners by the time we launch our new high-speed service, expected during the late summer of 2000, our service will be available exclusively through our channel partner, MCI WorldCom. MCI WorldCom will market and sell subscriptions to our service and will bill and provide the initial level of customer support for users. We intend to capitalize on the distribution strength, customer support expertise and experience of MCI WorldCom and any other channel partners we may have in selling multiple services, such as long-distance, mobile voice or Internet services, to organizations and individuals. We do not plan to sell subscriptions or provide customer support directly to users. Instead, we will sell subscriptions to, and receive payment from, channel partners on a wholesale basis at flat monthly rates.

     Under our agreement with MCI WorldCom, MCI WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that we deploy our network on a timely basis and meet quality-of-service and network performance standards. However, in the event that, in any agreement year, MCI WorldCom's sales efforts result in fewer subscribers than MCI WorldCom has agreed contractually to provide, but subscribers provided by MCI WorldCom and its authorized resellers nevertheless represent more than a threshold percentage of our total users, then MCI WorldCom will pay us only the greater of a per-subscriber rate for each of its users or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from MCI WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with MCI WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by MCI WorldCom and its resellers represent less than the threshold percentage of our total users. Further, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, MCI WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. If we fail to correct any deficiency for sustained periods of time, MCI WorldCom may suspend its obligations to us under the agreement or terminate the agreement. Additionally, under this agreement, we have the right, at our expense, to co-brand our service with MCI WorldCom. With our consent, MCI WorldCom has agreed to display the Ricochet name and logo in all of the promotional and other materials it will use to offer our service to subscribers and to provide us with a six-month rolling forecast of projected new subscribers. In addition, we have agreed to provide sales support to MCI WorldCom's direct sales team. This agreement also contains a "most favored nation" clause, which assures MCI WorldCom no less favorable terms than we grant any other channel partner. The agreement also precludes us and any other channel partners that we may have from marketing our service to three specified entities with which MCI WorldCom may enter into reselling arrangements. Our agreement with MCI WorldCom can be canceled by either party upon 30 days written notice in the event the other party has failed to fulfill its material obligations under the agreement. MCI WorldCom and its affiliates are not prevented under the agreement from supporting competing technologies.

      We anticipate entering into other non-exclusive agreements containing similar terms with other channel partners, focusing on organizations that have demonstrated skills and experience selling products and services to businesses and consumers in our target market. We are currently in discussions with a number of potential channel partners and are seeking to establish relationships with additional channel partners during the second quarter of 2000. Our ability to achieve commercial success will depend upon the ability of our channel partners to sell subscriptions effectively and to support the users of our service.

      When we launch our high-speed service, we intend to rely on our channel partners to provide all first level customer support to the users of our service. This level of support requires our channel partners to receive and attempt to fulfill a subscriber's request for customer support. Typically, the provider of this level of customer support would handle all non-network related questions, such as those regarding features of our service, installation or formatting, how the service works or billing questions. We intend to provide all second and third level customer support to the users of our service. Second level customer support would include responding to network-related questions, directed to us by our channel partners' customer support personnel, not by the subscriber directly. Third level customer support would include repairing or modifying our network in response to customer problems. We intend to provide this second and third level support 24 hours a day, seven days a week.

      In addition to promoting the Ricochet brand through co-branding arrangements with our channel partners, we intend to aggressively promote the Ricochet brand independently. We have recently developed a new Ricochet logo and brand identity focusing on the mobile benefits of our high-speed service, with the objective of making the Ricochet brand synonymous with speed, reliability and security. We have hired an advertising firm, Kirshenbaum Bond & Partners West, Inc., and plan to conduct market tests in the second quarter of 2000 and begin an aggressive marketing campaign in the third quarter of 2000. We intend to engage in corporate promotional activity, including advertising in traditional media and on the Internet, designed to increase consumer awareness of the Ricochet brand and our service. We plan to spend more than $50 million on sales and marketing efforts in 2000 and substantially more in 2001.

      Although we have substantially curtailed our marketing and sales activities with respect to our current Ricochet service, that service continues to be available directly to subscribers through our web site, inbound telesales and one reseller. Backlog for Ricochet product and service orders at December 31, 1999 and 1998 was not material.

      We provide customer support to our current Ricochet subscribers Monday through Saturday through an inbound toll-free customer service line. When we have launched our high-speed service in metropolitan markets in which these subscribers are located, we plan to sell these subscriptions to one or more of our channel partners.

COMPETITION

      We face intense competition in the market for mobile wireless data access services targeted at users of laptop computers and other portable electronic devices. The mobile wireless data access market has received increased attention in recent years, and a number of companies have developed or are developing mobile wireless data access services and products using competing technologies. In addition, a large number of companies in diverse industries are expected to enter the market in the future. We believe the principal factors on which companies compete in this market are effective data transmission rate, reliability, network coverage, ease of use and price. Except for our currently limited network coverage, we believe our existing Ricochet service compares favorably to available alternatives with respect to these competitive factors. We believe our high-speed service will compare favorably to available alternatives with respect to all of these competitive factors when our network has been deployed in sufficient metropolitan markets to cover a cumulative population of at least 100 million, as contemplated by our current deployment plan. However, the pace of innovation in the wireless communications industry is rapid, and we cannot be sure that our service will achieve or maintain competitiveness with available alternatives in the future.

      Our current and anticipated future competitors can be categorized based on the types of communications networks they use to transmit data. These networks include: terrestrial networks that are dedicated to data communications; terrestrial networks designed for cellular telephone service or personal communications services, or PCS; satellite communications networks; and traditional communications networks using wired fixed-point access, as well as future enhancements of other wireless technologies.

      SERVICES UTILIZING DEDICATED DATA COMMUNICATIONS NETWORKS. Two companies currently offer their subscribers general mobile data access services like ours utilizing terrestrial networks dedicated to data communications that have been operating for many years and are broadly deployed in major metropolitan markets. BellSouth Wireless Data LP offers a service utilizing a network formerly operated under the name RAM Mobile Data, and American Mobile Satellite Corporation offers a service utilizing the ARDIS network. In addition to these general services, 3Com Corporation in 1999 began offering mobile data access services to users of its Palm VII personal digital assistant utilizing the RAM network. Further, two-way paging companies have begun to offer limited information access services, such as headline news and stock quotes. Based on published reports, we believe the effective data transmission rates available to customers of these services are limited to approximately eight kilobits per second. This limitation constrains the ability of users of these services to engage in relatively data-intensive applications, such as web browsing, file transfers and exchanging e-mail involving graphical or other large attachments. For example, web access for users of the Palm VII product is limited to those web sites that support the "web clipping" software application provided with the Palm VII device. This application permits a Palm VII user to download selected portions of the information available on participating Web sites but does not permit full access to the participating sites or any access to non-participating sites.

      We believe our high-speed service will be complementary to relatively low-speed services, such as those utilizing the RAM and ARDIS networks, and that many users of wireless data access services will find it valuable to have access to both types of service. Lower-speed services are ideally suited for providing rapid access to limited amounts of data, such as stock quotes, while a higher-speed service such as Ricochet is required for effective access to larger amounts of data, such as full web browsing or transmitting e-mail with attachments.

      SERVICES UTILIZING CELLULAR TELEPHONE AND PCS NETWORKS. Many telecommunications companies that operate terrestrial networks designed to provide cellular telephone or PCS services are offering or have announced plans to offer their customers data communications services utilizing those networks. Subscribers to these services can transmit and receive data using a variety of electronic devices, including conventional mobile telephones functioning as modems and connected to laptop computers or other portable electronic devices, as well as newer mobile telephones with built-in Internet browsing capabilities. These services are or will be based on a number of different communications technologies that vary by network, including cellular digital packet data, or CDPD; code division multiple access, or CDMA; time division multiple access, or TDMA; and global system for mobile communications, or GSM.

      Cellular telephone and PCS networks have the advantage of being widely deployed in major metropolitan markets and elsewhere, which enables network operators to offer services that are widely available geographically. To date, however, based on published reports, we believe the effective data transmission rates available to customers of these services have been limited to an average data transmission rate approximately 10 kilobits per second. For this reason, these services are subject to the same limitations as the services based on existing dedicated data communications networks. In addition, the providers of cellular telephone and PCS services have available only a finite amount of licensed radio spectrum and must allocate this spectrum among the various voice and data communications services they elect to make available to their subscribers. The amount of spectrum these service providers will allocate to data communications services is uncertain.

      SERVICES UTILIZING SATELLITE COMMUNICATIONS NETWORKS. Many companies offer one-way and two-way paging or other data communications services utilizing satellite communications networks alone or in conjunction with terrestrial networks. In addition, Iridium LLC in 1998 began offering voice and paging services on a global basis utilizing its proprietary network of low earth orbiting, or LEO, satellites. Based on published reports, we believe the average data transmission rates offered by these systems are five kilobits per second or less. Due to the power and other requirements associated with transmitting data from the earth to an orbiting satellite and the difficulty of transmitting data directly between a satellite and a user working with a small, mobile device inside a building, we believe it will not be practicable in the foreseeable future for satellite system operators to offer commercial two-way mobile data access service at a competitive price.

      SERVICES UTILIZING WIRED FIXED-POINT ACCESS. Although not providing wireless mobility, wired fixed-point access to traditional communications networks offers virtually universal geographic coverage and very high potential data transmission rates. For example, commonly available "56k" wired modems that can be used to access the Internet through the public telephone network offer users average effective downstream data transmission rates of up to approximately 40 kilobits per second. In recent years, fixed-point network connections have been made available at an increasing number of locations frequented by visitors using laptop computers or other portable electronic devices. These locations include airports and other transportation hubs, hotels, business office conference rooms, government buildings, and eating and other retail establishments. If this trend toward increasing availability of fixed-point access to traditional communications networks continues, the mobility offered by wireless services such as ours could become less important to users, which would negatively affect our business. This could be true at current effective data transmission rates and would be particularly true if the effective data transmission rates available through fixed-point connections were to increase significantly. This could happen if, for example, it became easy for users at a wide range of commonly-visited locations to gain access to and communicate using services based on digital subscriber line, or DSL, technology. DSL technology enables service providers to offer users effective data transmission rates of 384 kilobits per second and higher.

      FUTURE ENHANCEMENT OF OTHER WIRELESS TECHNOLOGIES. In addition to Metricom, many other companies are aggressively seeking to develop or enhance the capabilities of their wireless communications technologies with the objective of providing increasingly high-speed wireless data access services. For example, it is widely believed that over the next several years there will be a worldwide evolution of cellular telephone and PCS networks -- whether currently based on GSM, TDMA or CDMA technology -- toward "third generation," or 3G, technologies. These 3G networks, utilizing approaches known as wideband CDMA, or WCDMA, and CDMA2000-3xRTT, are predicted to allow theoretical peak data transmission rates of 384 kilobits per second and average data transmission rates of 128 kilobits per second in many mobile applications and up to 2 megabits per second in some other applications in limited areas. We believe the commercialization of some of these emerging technologies will require access to radio spectrum that has not been allocated to date by the FCC.

      Prior to deployment of 3G network infrastructure, many networks are anticipated to evolve through intermediate stages involving escalating data transmission rates, including approaches known as high-speed circuit switched data, or HSCSD; general packet radio service, or GPRS; enhanced data rates for GSM evolution, or EDGE; and CDMA2000-1xRTT. In addition, QUALCOMM Incorporated has developed a CDMA variant known as high data rate, or HDR, which it claims will provide effective data transmission rates comparable to 3G networks and will be commercially deployed as early as 2001. HDR requires the carrier to dedicate a separate channel to data transmission, which could require the carrier to carry fewer voice channels.

      Based on published information about the way multiple users are expected to share the available data and voice communications capacity of networks based on these technologies, we believe our technology is better designed to provide users with high effective data transmission rates in typical mobile data access applications at a lower cost per bit delivered. Further, we are pursuing various improvements in our data transmission speeds in an attempt to retain our current speed advantages.

      In addition to services based on terrestrial networks, Teledesic LLC has announced plans to offer, beginning in 2004, a very high-speed wireless "Internet-in-the-sky" service utilizing a proprietary network of LEO satellites. However, Teledesic has stated that handheld mobile service will not be available with this network. Moreover, Teledesic's laptop-sized terminals with large antennae, although transportable, are fixed-point devices that are unlikely to provide service inside buildings. For that reason, we do not believe the Teledesic service is intended to meet the wireless data access needs of mobile professionals.

      If network equipment based on 3G or other technologies were to succeed in cost-effectively providing users with higher effective data transmission rates than those available with our service or if Teledesic or others were to provide a satellite-based service with increased mobility or higher speeds, our business could be seriously harmed. Many of our present and future competitors have greater financial, marketing, technical and management resources than we have, and it is possible that our competitors will succeed in developing new technologies, products and services that achieve broader market acceptance or that render our high-speed service noncompetitive. Information on third-party systems under development that we have described in this Form 10K is based on available information and may be incomplete or inaccurate and is subject to change.

RESEARCH AND DEVELOPMENT

      We intend to maintain a technology leadership position by continuing to invest heavily in research and development of our networking products to reduce the cost of our system components, to increase speed and performance of our services, to develop additional applications for our services and to continue to improve and upgrade our network and service to meet the emerging demands for mobile data access services. As of December 31, 1999, we had 60 design and radio frequency engineers, with 56 of those engineers in research and development and four in operations. Research and development expense was approximately $35.7 million, $27.3 million and $13.2 million in 1999, 1998 and 1997, respectively. Because the markets in which we participate and intend to participate are characterized by rapid technological change, we expect that for the foreseeable future, we will be required to make significant investments of resources in research and development. See "Risk Factors -- We operate in an industry with rapidly changing technology, and our success will depend on our ability to develop products and services that keep pace with technological advancements."

MANUFACTURING

      We currently outsource all manufacturing of our subscriber modems and network components. The proprietary external modem that our current Ricochet subscribers use is manufactured by Alps Electric (USA), Inc. We have entered into a two-year agreement with Alps to custom manufacture external modems to be used in our high-speed service. We have committed to Alps to purchase a minimum of 47,700 units in 2000. We anticipate receiving the first delivery of modems under this agreement in the second quarter of 2000. We have recently entered into a two-year agreement with NatSteel Electronics, Ltd. for the purchase of additional modems.

      We intend to develop a low-cost (less than $250) personal computer card modem for use with our high-speed service. We have recently entered into two-year agreements with Sierra Wireless and Novatel to custom develop and manufacture personal computer card modems for our high-speed service. We have committed to purchase a minimum of 150,000 units from each of these suppliers in the first year of deliveries and to reimburse these suppliers for a portion of their development costs. We anticipate receiving the first delivery of modems under these agreements by early 2001. Further, under these agreements, we have agreed to license to Sierra Wireless and Novatel our technology to build other modems or devices. We will receive royalty payments for any devices incorporating our technology that Sierra Wireless and Novatel sell to third parties.

      We will need to arrange for additional modems to meet forecast demand for subsequent periods. If we cannot secure arrangements for the manufacture of additional modems beyond the initial period, users would be unable to subscribe to our service, which would harm our business. If any of our modem suppliers were to experience financial, operational, production or quality assurance difficulties, allocate resources to others in lieu of us or experience a catastrophic event that results in a reduction or interruption in supply of modems, our business would be impaired. In addition, if our channel partner sells more subscriptions than we anticipate or if we decide to accelerate deployment of our high-speed network, presently anticipated modem supplies may prove inadequate. If any of the foregoing events occurs, we cannot assure you that we will be able to obtain the modems we require from alternate suppliers at favorable prices, or at all.

      In July 1999, we entered into a two-year agreement with Sanmina Corporation to custom manufacture the poletop radios and network radios installed at our wired access points. Sanmina made the first delivery of radios under this agreement in November 1999. We will require more than 130,000 poletop radios and 36,000 ethernet radios to complete all three phases of our network deployment as planned. In January 2000, we reported that we have been affected by industry-wide component shortages, causing delays to production of these radios. See "Risk Factors -- One of our manufacturers is experiencing shortages of supply of components for our poletop and network radios and our other manufacturers may experience shortages of supply of components for our modems or other products, which could involve substantial cost and delay and reduce availability of our service."

      If we are to become profitable, our products and components must continue to be manufactured in large commercial quantities at competitive cost and quality. As a result, we will be required to achieve significant product and component cost reductions. We are currently working with several companies to develop efficient, low-cost personal computer card modems; smaller, lower cost external modems; and micro integrated circuits that can be built-in to end-user devices. If we are unable to develop these modems at a low cost, we may be unable to achieve the cost structure we anticipate in our business plan. Even if we achieve low-cost production, we must have adequate lead times and production capacity to meet user demand for our service if we are to increase revenues and achieve profitability. If we do not achieve product and component cost reductions, our competitive position and our ability to achieve profitability could be impaired.

      Some of the component parts that our manufacturers use in our products, including our modems and poletop and network radios, are available only from sole or limited source vendors. Our manufacturers' reliance on these sole or limited source vendors involves risks, including the possibility of a shortage of key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs.

In addition, some key component parts require long delivery times. We have in the past experienced, and are currently experiencing, delays because key component parts have been unavailable from suppliers. If we were unable to obtain components, we may need to reconfigure our modems or radios, which could involve substantial cost and delay and reduce availability of our modems or radios necessary for the deployment of our network. This could delay our deployment, which would reduce the availability of our service to users.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

      We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. We have been issued 28 patents in the U.S., and patents corresponding to some of our domestic patents have been granted in five foreign countries. Further patents are pending in the U.S. and foreign countries. Our patents expire in various years ranging from 2009 to 2016. We cannot assure you that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. We also own 16 U.S. trademark registrations and have registered trademarks in at least 20 foreign countries. Any of our current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under the patents and trademarks may not provide significant proprietary protection or commercial advantage to us. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

      We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. It is our policy to require our employees, some contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of such relationships with us. However, we cannot assure you that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, our trade secrets could otherwise become known or be independently discovered by our competitors.

      Our commercial success may also depend in part on our not infringing the proprietary rights of others or not breaching technology licenses that cover technology we use in our products. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If any such licenses are required, we may be unable to obtain these licenses on commercially favorable terms, if at all. Our inability to obtain licenses to any technology that we may require to effectively deploy or market our products and services could have an adverse effect on our business. We may have to resort to potentially costly litigation to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

GOVERNMENT REGULATION OF COMMUNICATIONS ACTIVITIES

      FEDERAL REGULATION. Many aspects of the telecommunications industry are subject to various regulations at the federal, state and local levels. This regulatory environment, which is subject to constant change, directly affects the breadth and quality of services we are able to offer, as well as the rates for, and terms and conditions of, those services. Any of the regulatory entities that have jurisdiction over our business may adopt regulations or take other actions as a result of its own regulatory process or as directed by legislation, the courts or executive directive, which could have an adverse affect on our business.

      The FCC regulates non-governmental use of the electromagnetic spectrum in the U.S., including the license-free frequency bands currently used by our radio products and the licensed bands on which we are proposing commercial operations in the near future. Operations are subject to specific FCC rules for particular services. Part 15 of the FCC's rules governs operations in license-free frequency bands, so-called because transmitters may be operated in these bands without a license. The rules require that only FCC-approved equipment may be operated. We also have licenses for, and will operate in, a licensed band, the Wireless Communications Service, or WCS, governed by Part 27 of the FCC's rules. FCC-approved equipment is also necessary for operation in this frequency band. We design our products to conform with, and be approved under, applicable FCC rules. We cannot assure you that we will be able to secure the necessary FCC approvals for the equipment that we intend to deploy in 2000 and thereafter. The need to obtain these approvals could result in delays or additional costs.

      In the license-free frequency bands, there are also various other uses by industrial, scientific and medical equipment, the U.S. government, amateur radio services and other licensed services. These other uses are governed by different rule provisions, and they have priority over the license-free operation of our products. Under applicable FCC rules, our products must not cause harmful interference to any authorized equipment operating in the band, and must accept interference from all authorized equipment operating in the band. If we are unable to eliminate harmful interference caused by our products through technical or other means or if interference to our service caused by others causes the performance of our service to be unattractive to users, we or our users could be required to cease operations in the band in the affected locations. Additionally, while we design our equipment to operate in the presence of other users, in the event the license-free bands become unacceptably crowded, our business could be adversely affected.

      We intend to operate in the WCS frequency band pursuant to licenses we purchased at an FCC spectrum auction. These licenses authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington Major Economic Areas. While we believe we can obtain authority to operate WCS facilities in additional geographic areas, we cannot assure you that we will obtain such authorization. The WCS licenses have certain conditions associated with them. For example, we are required to provide protection for users of Wireless Cable and Instructional Television Fixed services in areas where we are providing WCS. While we believe we can provide the requisite protection, we cannot assure you that we can provide this protection in a technically or economically feasible manner. In addition, the WCS licenses, like all FCC licenses, are subject to subsequent Acts of Congress and international treaties and agreements to which the U.S. is a signatory. There are currently negotiations underway between the U.S. and Mexico concerning the use of WCS spectrum by Mexico to provide a satellite service for Mexican citizens. If Mexico provides this satellite service, certain areas in the U.S. where we hold WCS licenses could receive harmful interference from the satellite signal. While we will attempt to mitigate harmful interference to our WCS operations, the operation of our WCS facilities at particular locations could be adversely affected by Mexican satellite operations, which could have an adverse effect on our business, financial condition or operating results.

      On an ongoing basis, the FCC proposes and issues new policies, rules and amendments to existing rules that affect our business. We closely monitor the FCC's activities and, when appropriate, actively participate in policy and rulemaking proceedings. We are currently monitoring and participating in selected proceedings at the FCC that could potentially have an adverse impact on our business. For example, the FCC has issued a Notice of Proposed Rulemaking encouraging the further use of radio frequency lighting devices in one of the license-free frequency bands. While these industrial, scientific and medical devices would be accorded a higher priority than our use of the band, we have argued that the FCC must limit the high-powered emissions from radio frequency lighting devices in the band so that these devices and license-free devices can co-exist in the band as intended by the FCC.

      Changes in the regulations affecting our operations by the FCC, including changes in the allocation or availability of frequency spectrum, could require or prompt us to move to another of the license-free bands or to obtain the right to operate in additional licensed spectrum. Redesigning products to operate in other frequency bands could be expensive and time consuming, and we cannot assure you that redesign would result in commercially viable products. In addition, we cannot assure you that, if needed, we could obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all.

      STATE AND LOCAL REGULATION. We often require the siting of our network radios and wired access points on public rights-of-way and other public property. Due to state and local right-of-way, zoning and franchising issues, we are not always able to place our radios in the most desirable locations, on an optimal schedule or in the most cost-effective manner. It is possible that state and local processes associated with radio location will harm our business.

      As a result of amendments to the Communications Act of 1934, some states may attempt to regulate us with respect to the terms and conditions of service offerings. While we believe that state regulations, if any, will be minimal, these regulations, if enacted, could harm our business.


UTILINET BUSINESS

      Our UtiliNet business provides customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. Our UtiliNet operations share the same facilities and labor resources with our other operations. We develop and manufacture UtiliNet products and sell them both to resellers and to end-users, which are typically utility companies. We had backlog of approximately $1.5 million and $0.5 million of UtiliNet product orders as of December 31, 1999 and 1998, respectively. Substantially all of the orders in backlog are expected to be shipped in 2000. Historically, a significant portion of our revenues has been generated from sales of UtiliNet products. In February 2000, in order to focus our operations on deployment of our high-speed network, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger Resources the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. We do not expect UtiliNet to be a significant source of revenues in the future. For additional segment information, see "Part II.
Item 8. Financial Statements and Supplementary Financial Data - Note 12 of Notes to Consolidated Financial Statements."


EMPLOYEES

      As of December 31, 1999, we employed approximately 438 people, all of whom were based in the U.S. Of our employees, 208 were in network operations and deployment and network real estate and customer support, 70 were in research and development, 74 were in administration, 42 were in sales and marketing and 44 were in manufacturing. The number of employees included in research and development reflects a combination of engineers, technicians and designers. We are highly dependent on some members of our management and engineering staff, the loss of the services of one or more of whom may impede the achievement of our development, deployment and commercialization of our products and services. With the exception of our chief executive officer, none of these individuals has an employment contract with us. None of our employees is represented by a labor union. We have not experienced any work stoppage and consider our relations with our employees to be good.



EXECUTIVE OFFICERS

      The names, ages and positions held by executive officers are as follows:

             NAME        AGE                 POSITION
Timothy A. Dreisbach...  50     President, Chief Executive Officer and Chairman of the Board of Directors
Dale W. Marquart.......  41     General Counsel, Senior Vice President of Administration and Secretary
Robert W. Mott.........  40     Senior Vice President of Engineering
Robert H. Schellman....  49     Senior Vice President of Network Operations and Services
James E. Wall..........  52     Chief Financial Officer
John G. Wernke.........  41     Senior Vice President of Sales and Marketing

----------

      Timothy A. Dreisbach has served as our President and Chief Executive Officer and one of our directors since May 1998 and was named Chairman in February 2000. From January 1997 through January 1998, Mr. Dreisbach served as President and Chief Executive Officer of Premenos Technology Corporation, an electronic commerce software company that merged with Harbinger Corp. in December 1997. From April 1992 to December 1996, Mr. Dreisbach served as Senior Vice President, North American Sales and Service, for Boole & Babbage Inc., an enterprise management software company.

      Dale W. Marquart has served as our General Counsel, Senior Vice President of Administration and Secretary since June 1998. Prior to joining us, he served as General Counsel and Vice President of International Sales at Premenos Technology Corporation, an electronic commerce software company from June 1997 to June 1998. Previously, Mr. Marquart served as the Senior Director of Business Development and Field Operations at Boole & Babbage, an enterprise management software company, from April 1993 to June 1997.

      Robert W. Mott has served as our Senior Vice President of Engineering from August 1998 until December 1998, when he became Senior Vice President of Engineering and Manufacturing. Prior to joining us, he was the Vice President of Engineering for CSI ZeitNet, a subsidiary of Cabletron Systems, a network equipment company, from February 1997 to August 1998. Previously, Mr. Mott was a Manager with Pittiglio Rabin Todd & McGrath, a technology consulting company, from January 1996 to February 1997 and from April 1992 to March 1995; and Vice President of Engineering of KENETECH Windpower, a utility-grade wind turbine company, from April 1995 to January 1996. Mr. Mott has also held positions with KPMG Consulting, Booz-Allen & Hamilton, Inc. Consulting, as well as Hughes Aircraft Company.

      Robert H. Schellman has served as our Senior Vice President of Network Operations and Services since July 1999. Prior to joining us, Mr. Schellman was a Vice President of Operations of Telocity, Inc., a company that provides DSL and high-speed Internet services, from August 1998 to July 1999. Previously, Mr. Schellman was a Director for UUNET/MCI WorldCom, a telecommunications company, from May 1996 to July 1998; a Division Chief for the Department of the Army from September 1994 to May 1996; General Manager of Sandwell, Inc.'s DATAP Systems Division, a software and systems integration company, from September 1987 to August 1994; a Senior Manager at Sprint Corp. from May 1984 to September 1987; and a Manager at MCI Telecommunications from August 1981 to May 1984.

      James E. Wall has served as our Chief Financial Officer since August 1999. Prior to joining us, Mr. Wall served as Treasurer and Controller for AirTouch Communications, a multinational wireless telecommunications company, from September 1995 to August 1999. Previously, Mr. Wall served as Corporate Vice President and Treasurer for ICN Pharmaceuticals, Inc., a multinational pharmaceutical research, manufacturing and marketing company, from June 1994 to June 1995, and held senior executive positions for Ultramar Corporation, a multinational petroleum exploration, production, refining, marketing and shipping company, including Chief Financial Officer for Ultramar PLC Group international exploration and production subsidiaries and Vice President and Treasurer for Ultramar Corporation, from September 1976 to August 1993. Mr. Wall began his career with the Internal Revenue Service and is also a certified public accountant in the State of California.

      John G. Wernke has served as our Senior Vice President of Sales and Marketing since August 1998. Prior to joining us, Mr. Wernke was the Vice President of Enterprise Product Marketing for Harbinger Corporation, a business-to-business electronic commerce company, from March 1997 to August 1998. Previously, Mr. Wernke served as a Product Marketing Manager for OpenVision Technologies, Inc., a supplier of client/server systems management solutions, from September 1993 to March 1997.


ITEM 2 - PROPERTIES.

      The largest part of our operations and headquarters, including all of our UtiliNet operations, are located in approximately 75,400 square-feet of leased office, manufacturing and warehouse space located in Los Gatos, California. The leases on this space expire on various dates from 2001 to 2004. In November 1999, we entered into a 10-year agreement to lease approximately 145,000 square feet of office space in San Jose, California, beginning in June 2000. We lease two facilities for our network operations centers: a 17,000 square-foot facility in Houston, Texas under a lease that expires in 2001, and a 24,000 square foot facility in Plano, Texas under a lease that expires in 2004. We also lease small offices and warehouse space in seventeen other metropolitan areas in the United States. We believe this space, along with additional regional offices in areas where we plan to deploy our networks, will be adequate to provide the office space that will be required for increases in our planned business activity over the next year.

ITEM 3 - LEGAL PROCEEDINGS.

      We are not a party to any material legal proceedings.

           .
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Subsequent to our Annual Meeting of Stockholders held on October 15, 1999, there were no matters submitted to a vote of security holders in the fourth quarter of 1999. The voting results from the Annual Meeting of Stockholders were included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is quoted on the Nasdaq National Market under the symbol "MCOM." The following table shows the intraday high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                   HIGH        LOW
                                                                ---------   --------
                   FISCAL YEAR 1998
                   First Quarter.............................   $   13.25   $   8.19
                   Second Quarter............................       12.63       8.25
                   Third Quarter.............................       10.50       4.78
                   Fourth Quarter............................        8.75       3.00
                   FISCAL YEAR 1999
                   First Quarter.............................   $    9.44   $   5.00
                   Second Quarter............................       20.19       6.50
                   Third Quarter.............................       56.50      19.38
                   Fourth Quarter............................      104.50      21.88

      On March 1, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $75.88 per share. As of March 1, 2000, there were 405 holders of record of our common stock.

      DIVIDEND POLICY. The holders of the 60,000,000 shares of our outstanding preferred stock, which were originally issued on November 15, 1999, have the right to receive cumulative dividends payable, at our option, in cash or additional shares of preferred stock, at the annual rate of $.65 per share, until November 15, 2002. To date we have paid, and expect to continue to pay the dividends in cash. We have not declared or paid any cash dividends on our common stock. Other than the payment of dividends on the shares of preferred stock, we currently intend to retain any future earnings to finance the growth and development of our business, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Moreover, the terms of our outstanding preferred stock and the covenants contained in the senior notes issued in February 2000 restrict our ability to pay cash dividends on our common stock. Subject to these restrictions, future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

      On November 15, 1999, we completed the sale of 30,000,000 shares of Series A1 preferred stock to MCI WorldCom, Inc. at a price of $10 per share and 30,000,000 shares of Series A2 preferred stock to Vulcan Ventures Incorporated at a price of $10 per share, both of which were below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement. The aggregate placement agent fee was approximately $27 million. The shares were sold pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D promulgated thereunder. The purchasers made representations with respect to their intentions to acquire the securities for investment purposes only and not with a view toward distribution, their status as "accredited investors" within the meaning of Regulation D and their sophistication and business experience. The purchasers also represented that they had received and reviewed all information they deemed relevant in making informed decisions to purchase the shares. Appropriate legends were affixed to the stock certificates issued.

      The Series A1 preferred stock becomes convertible into common stock at the rate of 25% every six months, commencing two and one-half years after the initial issuance of the shares, except in the event of a change in control of Metricom or a major acquisition by Metricom, in which event the shares become convertible at the option of the holder. The Series A2 preferred stock is fully convertible at the option of the holder. Both series of preferred shares are automatically converted into common stock in the event of any transfer of the shares other than to MCI WorldCom, Vulcan or one of their affiliates. Each preferred share is convertible into one share of common stock, subject to adjustment for stock splits, stock dividends, reclassifications, certain reorganizations, mergers, sales of assets and the like.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                     1999            1998            1997           1996             1995
                                                  ---------       ---------       ---------       ---------       ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenues                                $  10,088       $   8,419       $   6,642       $   2,158       $     789
  Product revenues                                    8,437           7,440           6,797           4,996           4,995
                                                  ---------       ---------       ---------       ---------       ---------
    Total revenues                                   18,525          15,859          13,439           7,154           5,784
                                                  ---------       ---------       ---------       ---------       ---------
Costs and expenses:
  Cost of  service revenues                          21,319          28,310          27,866          14,334           8,192
  Provision for network replacement                     ---          14,392             ---             ---             ---
  Cost of product revenues                            6,014           5,050           4,558           2,528           3,134
  Research and development                           35,681          27,313          13,212          13,920          10,627
  Selling, general and administrative                20,737          22,934          21,189          17,724          11,715
  Provision for Overall Wireless                        ---             ---           3,611             ---             ---
                                                  ---------       ---------       ---------       ---------        --------
    Total costs and expenses                         83,751          97,999          70,436          48,506          33,668
                                                  ---------       ---------       ---------       ---------        --------

    Loss from operations                            (65,226)        (82,140)        (56,997)        (41,352)        (27,884)
Interest expense                                     (5,884)         (3,939)         (4,151)         (1,310)            ---
Interest income                                       4,818           1,915           1,820           3,317           4,363
                                                  ---------       ---------       ---------       ---------        --------
    Net loss                                      $ (66,292)      $ (84,164)      $ (59,328)      $ (39,345)       $(23,521)

Preferred stock dividends                           (38,234)            ---             ---             ---             ---
                                                  ---------       ---------       ---------       ---------        --------
Net loss attributable to common
  stockholders                                    $(104,526)      $ (84,164)      $ (59,328)      $ (39,345)      $ (23,521)
Basic and diluted net loss attributable to
 common stockholders per share                    $   (5.13)      $   (4.63)      $   (4.35)      $   (2.93)      $   (1.79)
                                                  =========       =========       =========       =========       ==========
Weighted average shares outstanding                  20,375          18,195          13,641          13,413          13,140


                                                                              AS OF DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                     1999            1998            1997           1996             1995
                                                  ---------       ---------       ---------       ---------       ----------
BALANCE SHEET DATA:
  Cash and investments                            $ 499,341       $  19,141       $  14,474       $  65,221       $  64,415
  Working capital                                   478,618           9,396           6,980          57,738          46,771
  Property and equipment                             48,515          42,345          40,301          33,606          17,717
  Total assets                                      546,647          34,466          51,103         101,799          86,076
  Long-term debt                                        385          55,098          45,000          45,000             ---
  Stockholders' equity (deficit)                    (54,200)        (42,259)        (13,817)         43,306          80,374

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW. We currently derive substantially all of our revenues from subscriptions paid to us by users of our current Ricochet service, which we offer in a limited number of markets, and from the sale of customer-owned networks and related products to companies primarily engaged in utility businesses. Since 1998, we have concentrated our efforts primarily on completing the development and testing of the technology necessary to deliver our high-speed service, acquiring rights-of-way and other rights necessary for us to deploy our high-speed network, establishing manufacturing relationships for network components and wireless modems and supporting the subscribers to our current Ricochet service. After we launch our high-speed service, planned to occur during the late summer of 2000, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which will resell our service directly to their customers. In connection with the launch of our high-speed service, we expect to sell our existing subscriber accounts to one or more of our channel partners, and we will curtail our business operations related to our current Ricochet service. As we deploy our high-speed network and launch our high-speed service, we expect our operating expenses to increase significantly from historical levels and to exceed revenues for the foreseeable future. We expect to generate substantial net losses to common stockholders for the foreseeable future.

      Historically, we have generated a significant portion of our revenues from sales of customer-owned networks and related products, known as UtiliNet, to utility companies. In February 2000, in order to focus our operations on deployment of our high-speed network, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger Resources the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. We do not expect UtiliNet to be a significant source of revenues in the future.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                         1999         1998         1997
                                                                        -----        -----        -----
REVENUES:
    Service revenues...............................................        54%          53%          49%
    Product revenues...............................................        46%          47%          51%
                                                                        -----        -----        -----
        Total revenues.............................................       100%         100%         100%

COSTS AND EXPENSES:
    Cost of service revenues.......................................       115%         179%         207%
    Provision for network replacement..............................        --           91%          --
    Cost of product revenues.......................................        32%          32%          34%
    Research and development.......................................       193%         172%          98%
    Selling, general and administrative............................       112%         145%         158%
    Provision for Overall Wireless.................................       ---          ---           27%
                                                                        -----        -----        -----
Total costs and expenses...........................................       452%         618%         524%
                                                                        -----        -----        -----

Loss from operations...............................................     (352)%        (518)%       (424)%
Interest expense...................................................      (32)%         (25)%        (31)%
Interest income, net...............................................        26%          12%          14%
                                                                        -----        -----        -----
Net loss...........................................................     (358)%        (531)%       (441)%
Preferred dividends................................................     (206)%         ---          ---
                                                                        -----        -----        -----
Net loss attributable to common stockholders.......................     (564)%        (531)%       (441)%
                                                                        ======       ======       ======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

      Currently, we derive revenues from the sale of our services and products. We derive service revenues from Ricochet subscriber fees, Ricochet modem rentals and UtiliNet customer support fees, and we recognize these revenues ratably over the service period. We derive product revenues from the sale of UtiliNet products and Ricochet modems, and we recognize these revenues upon shipment. Total revenues increased to $18.5 million in 1999 from $15.9 million in 1998, primarily due to an increase in service revenues. Service revenues increased to $10.1 million in 1999 from $8.4 million in 1998, reflecting an increase in Ricochet service revenues to $9.1 million in 1999 from $7.5 million in 1998. This increase was primarily attributable to higher aggregate subscriber fees resulting from an approximate 15% increase in the number of Ricochet subscribers in 1999. Product revenues increased to $8.4 million in 1999 from $7.4 million in 1998, principally as a result of increased shipments of UtiliNet products. This increase was offset in part by a decline in Ricochet product revenues to $3.0 million in 1999 from $3.3 million in 1998, reflecting reductions in shipments of Ricochet modems in the second half of 1999 compared with the second half of 1998. A significant portion of UtiliNet product revenues was derived from sales to Southern California Edison, which accounted for 13% and 10% of total product revenues in 1999 and 1998, respectively. UtiliNet revenues in total increased to $6.5 million in 1999 from $5.1 million in 1998 as a result of increased shipments of UtiliNet products. We expect UtiliNet revenues to decline significantly in the future as a result of our focus on the launch of our high-speed service.

      In the future, in connection with the launch of our high-speed service, we expect to sell our existing subscriber accounts to one or more of our channel partners, and we will curtail our business operations related to our current Ricochet service. We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners. We anticipate that our channel partners will pay us subscription fees based on flat rates for each user they enroll for our service. We will require each of our channel partners to charge its subscribers a flat rate for use of our service, although each channel partner will set the particular rate it charges its customers.

           We currently have one channel partner relationship. In June 1999, MCI WorldCom entered into an agreement with us to sell our high-speed service to its customers. Under that agreement, MCI WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, we currently expect MCI WorldCom to pay us the following minimum amounts during the first five years after we launch our service:

          First year........................     $    5.6 million
          Second year.......................         40.6 million
          Third year........................         83.6 million
          Fourth year.......................        117.4 million
          Fifth year........................        141.0 million

      Notwithstanding the foregoing, if MCI WorldCom's sales efforts result in fewer subscribers than MCI WorldCom has agreed contractually to provide, but the number of subscribers provided by MCI WorldCom and its authorized resellers nevertheless represent more than a specified percentage of our total users, MCI WorldCom will pay us only the greater of a per-subscriber rate for each of its subscribers or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from MCI WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with MCI WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by MCI WorldCom and its resellers represent less than the threshold percentage of our total users. In addition, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, MCI WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract.

      COST OF SERVICE REVENUES. Cost of service revenues consists primarily of network operations costs, real estate management costs and depreciation expense on network equipment. Network operations costs include the costs associated with the field managers, engineers and technicians who operate and maintain our high-speed network, as well as the costs associated with field offices we maintain, including our network operations centers. Network operations costs also include the telecommunications costs we incur to transmit data between our wired access points and network interface facilities and the Internet. Real estate management costs include the costs associated with the maintenance of lease agreements for our poletop radios, wired access points and network interface facilities and the ongoing rental payments for these sites. Real estate management costs also consist of the internal and external labor costs associated with maintaining right-of-way and other real estate-related agreements in the markets where our network is currently deployed.

      Cost of service revenues was $21.3 million in 1999 compared with $28.3 million in 1998. The decrease in 1999 was primarily due to reduced depreciation expense on network equipment resulting from our 1998 write-down of Ricochet network equipment to fair value. In the fourth quarter of 1998, as a result of our plans to replace the current Ricochet networks with new, higher speed Ricochet equipment, we recorded a $14.4 million charge to write down the carrying value of Ricochet network equipment to fair value.

      We expect our cost of service revenues to increase significantly and rapidly as the scope of our operations increases through the deployment of our high-speed network. At December 31, 1999, we had future minimum rental commitments under network equipment lease agreements of approximately $2.7 million per year. Our current lease agreements represent only a small portion of the lease agreements we will require to deploy our network. We expect rental payments to increase significantly as we enter into additional leases in the first half of 2000 and thereafter to support the widespread deployment of our high-speed network.

      As we commercially launch our high-speed service in each market, we will begin depreciating the network equipment and other capitalized costs associated with building our network infrastructure. Our capitalized costs represent costs incurred in designing the network, site acquisition, zoning, construction and installation of equipment. We will depreciate our capitalized network costs over a useful life of three to five years, depending on the particular asset being depreciated. We expect our capitalized costs to increase significantly in 2000 and 2001 as we complete the deployment of our network. Accordingly, we expect that depreciation expense will increase rapidly over the next several years.

      COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of the inventory and manufacturing costs associated with modem and UtiliNet product sales. Cost of product revenues increased to $6.0 million in 1999 from $5.0 million in 1998. Ricochet cost of product revenues increased to $3.0 million in 1999 from $2.7 million in 1998. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 102% in 1999 from 84% in 1998. The increase over 1998 was primarily due to an increase in product revenues derived from the sale of higher cost Ricochet SX modems at lower average selling prices. We expect Ricochet cost of product revenues to increase in 2000 as we sell modem inventory directly to MCI WorldCom or other channel partners for resale to new subscribers to our high-speed service. In subsequent years, we anticipate that our channel partners may begin to purchase modems directly from our licensed third-party manufacturers. UtiliNet cost of product revenues increased to $3.0 million in 1999 from $2.3 million in 1998 as a result of increased shipments of UtiliNet products. UtiliNet cost of product revenues as a percentage of product revenues decreased slightly to 54% in 1999 from 55% in 1998.

      RESEARCH AND DEVELOPMENT. Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased to $35.7 million in 1999 from $27.3 million in 1998. Substantially all of the increase in 1999 was due to an increase in costs incurred in 1999 to obtain right-of-way and site agreements in metropolitan areas we currently plan to offer service. The remainder of the increase was due to costs incurred to deploy a high-speed Ricochet test network in the first half of 1999. At December 31, 1999, we had outstanding commitments of approximately $5.2 million to third parties performing services associated with acquiring rights-of-way and related interests in real estate in new markets, the substantial majority of which we expect to spend in 2000. We plan to continue to spend a substantial amount on the development of our networking products to reduce the cost of our system components, increase the speed and performance of our services, develop additional applications for our services and to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue to increase significantly in absolute dollars for the foreseeable future.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses decreased to $20.7 million in 1999 from $22.9 million in 1998 primarily due to charges of approximately $3.5 million in severance to employees terminated in the third and fourth quarters of 1998. Partially offsetting this decrease was an increase in marketing expenditures related to commercialization of our new high-speed network. We expect selling, general and administrative costs to increase significantly from historical levels as we implement our planned advertising campaign related to the launch of the various phases of our high-speed service. We expect to spend more than $50 million on sales and marketing efforts in 2000 and substantially more in 2001. We also expect to continue to expand our corporate and administrative infrastructure to support our planned growth.

      INTEREST INCOME. Interest income increased to $4.8 million in 1999 from $1.9 million in 1998 due to a significantly higher average balance of cash, cash equivalents and investments in the last two months of 1999. As a result of the November 1999 sale of our preferred stock for net proceeds of $573.2 million, and the February 2000 sale of common stock, 13% senior notes due 2010 and warrants to purchase common stock, we have substantial cash on hand. We expect to use these cash resources to fund the deployment of our network and to fund operating losses and working capital requirements through the first two phases of our network deployment. Pending these uses, we will invest this cash in high-quality, short-term, interest-bearing securities. Accordingly, we initially expect to generate a substantial amount of interest income, although this interest income will decline rapidly over time as we use this cash.

      INTEREST EXPENSE. Interest expense increased to $5.9 million in 1999 from $3.9 million in 1998 due to the increase in debt outstanding from Vulcan through the first ten months of 1999, as well as the amortization of approximately $1 million in debt issuance costs as a result of the call for redemption of our 8% Convertible Subordinated Notes due 2003. As a result of our senior notes and warrants offering in February 2000, we have approximately $300 million in outstanding debt. The senior notes will require semi-annual cash interest payments commencing August 15, 2000. We have deposited approximately $73.1 million of the net proceeds from the sale of the senior notes in a pledge account to secure the first four interest payments on these securities. We will record a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future to fund our expansion plans, our interest costs will increase.

      PREFERRED STOCK DIVIDENDS. In November 1999, we issued 60,000,000 shares of preferred stock to Vulcan Ventures and MCI WorldCom for gross proceeds of $600 million. Each share of preferred stock bears a cumulative dividend at the rate of $.65 per year for the first three years after issuance, which we may pay in cash or in additional shares of preferred stock. We currently expect to pay dividends on the preferred stock in cash. Because the preferred stock sold to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement, we recorded an additional dividend of $31.8 million in the fourth quarter of 1999 to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to MCI WorldCom is also deemed to have been issued with a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, we will amortize that discount, beginning in 1999, over the 48-month period during which this series of preferred stock becomes convertible into common stock at the holder's option. Accordingly, for both series of preferred stock in the aggregate, we will record preferred stock dividends in addition to our cash dividend on the preferred stock as follows:

          1999................           $ 33.2 million
          2000................             10.1 million
          2001................             10.1 million
          2002................              7.8 million
          2003................              2.6 million


      Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten year period from the beginning aggregate net book value of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit).

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

      REVENUES. Total revenues increased to $15.9 million in 1998 from $13.4 million in 1997 primarily due to increased shipments of Ricochet modems. Ricochet product revenues totaled $3.3 million in 1998 compared with $1.7 million in 1997. Product revenues in total increased to $7.4 million in 1998 from $6.8 million in 1997. UtiliNet product revenues decreased to $4.1 million in 1998 from $5.1 million in 1997 due to a decrease in shipments of UtiliNet products. We derived a significant portion of UtiliNet product revenue from Southern California Edison ("SCE"). Product revenues from SCE accounted for 10% and 17% of total product revenues in 1998 and 1997, respectively. Service revenues increased to $8.4 million in 1998 compared with $6.6 million in 1997. This increase was due primarily to an increase in Ricochet subscribers of approximately 36% in 1998. Ricochet service revenue increased to $7.5 million in 1998 from $6.6 million in 1997.

      COST OF REVENUES. Cost of service revenues increased to $28.3 million in 1998 from $27.8 million in 1997. This increase reflects an increase in costs incurred to add Ricochet infrastructure and increase performance in commercial service areas was partially offset by reductions in inventory costs associated with a decrease in modems rented to customers in 1998. Cost of service revenues is expected to increase significantly as a result of the continued operation of Ricochet networks and planned future deployment of our high-speed service. Cost of product revenues increased to $5.0 million in 1998 from $4.6 million in 1997. Ricochet cost of product revenues as a percentage of Ricochet product revenues decreased to 84% in 1998 from 130% in 1997 as a result of an increase in the sale of modems in 1998 for which an obsolescence provision was established in 1997. UtiliNet cost of product revenues as a percentage of UtiliNet product revenues increased to 55% in 1998 from 47% in 1997 as a result of higher inventory procurement costs.

      PROVISION FOR NETWORK REPLACEMENT. In the fourth quarter of 1998, we recorded a one-time charge of $14.4 million to write down the carrying value of the Ricochet network equipment that is currently in operation in three metropolitan areas. This charge was recorded as a result of our plans to replace this equipment with our high-speed network equipment in the near future.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to $27.3 million in 1998 from $13.2 million in 1997. Approximately two-thirds of the increase in 1998 was due to development of our high-speed network technology and subscriber devices. The increase was also due in part to an increase in costs incurred in 1998 to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $22.9 million in 1998 from $21.2 million in 1997 primarily due to charges of approximately $3.5 million in severance to employees terminated in the third and fourth quarters of 1998. Partially offsetting this increase was a reduction of $2.3 million in costs associated with our reduced Ricochet sales and marketing efforts in 1998 compared with 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations and capital expenditures primarily through the public and private sale of equity and debt securities. In 1996, we completed a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds of approximately $43.4 million. In January 1998, we completed a private placement of common stock with Vulcan Ventures with net proceeds of approximately $53.7 million. In November 1999, we completed a private placement of redeemable convertible preferred stock with Vulcan Ventures and MCI WorldCom with net proceeds of approximately $573 million. In February 2000, we completed a public offering of common stock with net proceeds of approximately $473 million and a public offering of 13% senior notes due 2010 and warrants to purchase common stock with available net proceeds of approximately $219 million, after establishing the required reserve to secure the first four interest payments on the notes.

      Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of December 31, 1999, we had incurred $338.0 million of cumulative net losses. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. As of December 31, 1999, we had cash, cash equivalents and investments of approximately $499.3 million and working capital of approximately $478.6 million. Our accounts receivable increased to $2.4 million as of December 31, 1999 from $1.5 million at December 31, 1998 due to a higher Ricochet subscriber base and an increase in UtiliNet product shipments in the fourth quarter of 1999 over the fourth quarter of 1998. Inventories decreased to $0.6 million in 1999 from $3.0 million in 1998 due primarily to shipments of current generation Ricochet modems. Including network construction in progress, capital expenditures were $33.1 million, $5.0 million and $10.6 million in 1999, 1998 and 1997, respectively. We expect that accounts receivable, inventories and capital expenditures will significantly increase in the future as a result of our ongoing deployment and commercialization of the high-speed network.

      Our principal uses of cash for the foreseeable future will be to fund the deployment of our high-speed network, to fund operating losses and to pay interest on our debt securities issued in February 2000, and dividends on our preferred stock. Based on our current projections, we believe that, in addition to the funds on hand at December 31, 1999, we will require additional cash resources of approximately $1 billion to enable us to complete the three-phase deployment of our network, as well as for the other purposes described above. Approximately $692 million of these required resources, after deducting underwriting discounts and commissions and estimated offering expenses, and after establishing the required interest reserve to secure the first four interest payments on the notes, were funded from the net proceeds of the February 2000 common stock, notes and warrants offerings. Accordingly, based on our current projections, we believe that our cash, cash equivalents and short-term investments of approximately $499.3 million as of December 31, 1999, together with the net proceeds from the common stock, notes and warrants offerings in February 2000, will be sufficient to fund the first two phases of our network deployment. We will need additional funds to complete the third phase of our network deployment, and the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although it is not our current intention to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business. We cannot assure you that the additional capital we will require to complete the third phase of our network deployment or for these other purposes will be available on commercially reasonable terms or at all. If we are unable to secure additional financing as necessary, we may need to delay or curtail our expansion plans. See "Risk Factors -- We will require significant additional capital in the future to fund our continuing development, deployment and marketing of our high-speed network and service" and "-- We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations."

      Our current and future operations will require substantial capital investments for the purchase of our network equipment, which consists primarily of network radios, wired access points and network interface facilities. Significant labor costs associated with deploying our network equipment include design of the network, site acquisition, zoning, construction and installation of equipment. In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network. At December 31, 1999, we had outstanding commitments to purchase approximately $219 million of network equipment and related labor from these suppliers.

      Effective January 1, 1999, we changed our capitalization policy for network equipment. In the construction of the first generation Ricochet network, costs incurred for site acquisition and radio frequency engineering were expensed as incurred due to the network's early stage of development. We believe that our new high-speed network currently being deployed is no longer in the early stages of development. Because site acquisition and radio frequency engineering are integral steps in the design and construction of the high-speed network, these costs are now being capitalized as part of the total cost of the assets. We believe the changed policy is preferable. The effect of the change in accounting principle in 1999 was to reduce the net loss available to common stockholders by approximately $15.9 million or $0.78 per share in 1999. The effect was also to reduce net loss by $1.3 million, or $0.10 per share in 1997 and to increase net loss by $1.3 million, or $0.07 per share in 1998. There was no effect as of January 1, 1999.

      We expect to incur significant expenditures to procure high-speed modems in the future. We have agreed to purchase 47,700 modems from our current modem supplier, Alps Electric (USA), Inc., in 2000, representing a commitment of approximately $20 million. We have recently entered into a two-year agreement with NatSteel Electronics, Ltd. for the purchase of additional modems. We have also recently entered into agreements with Sierra Wireless and Novatel to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless and Novatel to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately

$68 million. We anticipate that deliveries from Alps will begin during the second quarter of 2000 and deliveries from Sierra Wireless and Novatel will begin in early 2001.

      In December 1999, we called our $45 million aggregate principal amount of convertible notes due 2003 for redemption on January 10, 2000. As of December 31, 1999, $40.7 million of the Notes had been converted into approximately 2.8 million shares of common stock. As of the redemption date, all of the note holders had converted their notes into shares of our common stock at a conversion price of $14.55 per share. As a result of the conversion, we issued an aggregate of 3,064,963 shares of our common stock to the former convertible note holders.

      The preferred stock we issued to MCI WorldCom and Vulcan Ventures in November 1999 carries a 6.5% dividend payable annually for three years and no dividend thereafter. As a result, in December 1999, we paid to the preferred stockholders cash dividends totaling $3.3 million, representing the pro rata portion of the annual dividend accrued since the date of initial issuance of the shares. We expect to pay cash dividends of approximately $39.0 million in both 2000 and 2001 and $35.7 million in 2002 on our preferred stock.

      As a result of our completion of our notes and warrants offering in February 2000, we will have outstanding $300 million aggregate principal amount of 13% senior notes due 2010, which will require semi-annual cash interest payments of $19.5 million, commencing August 15, 2000. We have deposited approximately $73.1 million of the net proceeds from the sale of the senior notes in a pledge account to fund an interest reserve to secure the payment of the first four semi-annual cash interest payments on these notes.

      In June 1995, Metricom Investments, Inc., our subsidiary, and PepData, Inc., a subsidiary of Potomac Electric Power Company, formed Metricom DC, L.L.C. to own and operate a Ricochet network in the Washington D.C. metropolitan area. Metricom Investments contributed $1,000 and rights to use proprietary technology employed by our Ricochet networks in exchange for an 80% interest in Metricom DC. PepData committed to contributing up to $7.0 million in exchange for a 20% interest in Metricom DC and certain preferential rights to available cash distributions. As of December 31, 1998, PepData had contributed approximately $5.9 million to the joint venture, $5.2 million of which is reflected as a minority interest in the accompanying consolidated financial statements at December 31, 1998. In November 1999, we paid $5.0 million to PepData to acquire the minority interest of Metricom DC from PepData.




      YEAR 2000 COMPLIANCE. Many installed computer systems and software products were programmed to accept only two digits in the date code field. As of January 1, 2000, it became necessary for these code fields to accept four digit entries to distinguish years beginning with "19" from those beginning with "20."


      We have assessed all of our internal computer systems and software products, tested those systems and products and remedied any known problems. We have upgraded our business and financial systems to a version that our vendors have certified to be year 2000 compliant and also communicated with our key suppliers to assess whether or not the products, services, networks and technologies of these suppliers are year 2000 compliant. We have also completed an assessment of whether our networks that depend upon third parties for telecommunications services and power are year 2000 compliant. In the fourth quarter of 1999, we completed our year 2000 assessment, testing and remediation efforts.

      Because we have not yet launched our high-speed service and because many systems, whether or not they are information-technology systems, may contain embedded technology, we cannot assure you that we have identified and remedied all potential year 2000 problems that could arise in connection with our high-speed service. We have a contingency plan for handling year 2000 problems that were not detected and corrected prior to their occurrence, and we are continuing to assess any exposure areas in order to determine what additional steps are advisable. We are prepared to use backup systems and have developed other alternative contingency plans for other critical functions where computer systems are essential. To date, we have not experienced any material year 2000 problems. However, if all of our potential year 2000 problems were not properly identified or if adequate assessment and remediation are not timely effected with respect to any year 2000 problems, our business could be impaired significantly. Moreover, any year 2000 compliance problem facing our customers or third parties who provide our networks with telecommunications services and power could also harm our business.

      NEW ACCOUNTING STANDARDS. In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 2000. We believe the pronouncement will not have a material effect on our financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000. We have not yet evaluated the effect SAB101 will have on our consolidated results of operations and financial position.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio and redeemable convertible preferred stock outstanding at December 31, 1999. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the fixed rate, short-term nature of our investment portfolio. In addition, the fair value of our redeemable convertible preferred stock would not change materially in the event of a 100 basis point increase or decrease in interest rates, due primarily to the fixed and relatively short-term nature of its three-year 6.5% coupon rate.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 METRICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                         --------------------------
                                                                                           1999            1998
                                                                                         ---------       ---------
ASSETS
Current assets:
      Cash and cash equivalents ...................................................      $ 354,820       $  19,141
      Short-term investments ......................................................        144,521             ---
      Accounts receivable, net ....................................................          2,387           1,450
      Inventories .................................................................            586           3,046
      Prepaid expenses and other ..................................................          3,116           1,522
                                                                                         ---------       ---------
           Total current assets ...................................................        505,430          25,159
Property and equipment, net .......................................................         12,233           5,555
Network construction in progress ..................................................         22,034             ---
Other assets, net .................................................................          6,950           3,752
                                                                                         ---------       ---------
           Total assets ...........................................................      $ 546,647       $  34,466
                                                                                         =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ............................................................      $   9,649       $   5,061
      Accrued liabilities .........................................................         12,642          10,662
      Notes payable ...............................................................          4,521              40
                                                                                         ---------       ---------
                Total current liabilities .........................................         26,812          15,763
                                                                                         ---------       ---------

Long-term debt ....................................................................            385          55,098
                                                                                         ---------       ---------
Other liabilities .................................................................            321             680
                                                                                         ---------       ---------
Minority interest .................................................................            ---           5,184
                                                                                         ---------       ---------
Redeemable convertible preferred stock, $0.001 par value per share:
      authorized - 72,000,000 shares; issued and outstanding -
      60,000,000 shares in 1999....................................................        573,329             ---
                                                                                         ---------       ---------

Commitments (Note 5)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share, 8,000,000 shares authorized; no shares
      issued or outstanding .......................................................            ---             ---
Common stock, $0.001 par value per share: authorized - 150,000,000 shares;
      issued and outstanding - 24,344,697 shares in 1999 and 18,793,055
      shares in 1998...............................................................             25              19
Additional paid-in capital ........................................................        283,763         191,184
Accumulated deficit ...............................................................       (337,988)       (233,462)
                                                                                         ---------       ---------
             Total stockholders' equity (deficit) .................................        (54,200)        (42,259)
                                                                                         ---------       ---------
Total liabilities and stockholders' equity (deficit) ..............................      $ 546,647       $  34,466
                                                                                         =========       =========

The accompanying notes are an integral part of these consolidated statements.


                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1999            1998            1997
                                                              ---------       ---------       ---------
Revenues:
  Service revenues .....................................      $  10,088       $   8,419       $   6,642
  Product revenues .....................................          8,437           7,440           6,797
                                                              ---------       ---------       ---------
  Total revenues .......................................         18,525          15,859          13,439
                                                              ---------       ---------       ---------
Costs and expenses:
  Cost of service revenues .............................         21,319          28,310          27,866
  Provision for network replacement ....................            ---          14,392             ---
  Cost of product revenues .............................          6,014           5,050           4,558
  Research and development .............................         35,681          27,313          13,212
  Selling, general and administrative ..................         20,737          22,934          21,189
  Provision for Overall Wireless .......................             --             ---           3,611
                                                              ---------       ---------       ---------
  Total costs and expenses .............................         83,751          97,999          70,436
                                                              ---------       ---------       ---------
     Loss from operations ..............................        (65,226)        (82,140)        (56,997)
  Interest expense .....................................         (5,884)         (3,939)         (4,151)
  Interest income ......................................          4,818           1,915           1,820
                                                              ---------       ---------       ---------
     Net loss ..........................................        (66,292)        (84,164)        (59,328)
  Preferred stock dividends ............................         38,234             ---             ---
                                                              ---------       ---------       ---------
     Net loss attributable to common stockholders ......      $(104,526)      $ (84,164)      $ (59,328)
                                                              =========       =========       =========
  Basic and diluted net loss attributable to common
    stockholders per share .............................      $   (5.13)      $   (4.63)      $   (4.35)
                                                              =========       =========       =========
  Weighted average shares outstanding ..................         20,375          18,195          13,641
                                                              =========       =========       =========

Pro forma amounts assuming the new capitalization policy
  for network equipment is applied retroactively -
  Net loss attributable to common stockholders .........      $(104,526)      $ (85,456)      $ (58,036)
                                                              =========       =========       =========
  Basic and diluted net loss attributable to common
    stockholders per share .............................      $   (5.13)      $   (4.70)      $   (4.25)
                                                              =========       =========       =========
  Weighted average shares outstanding ..................         20,375          18,195          13,641
                                                              =========       =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                            UNREALIZED
                                                                             HOLDING
                                             COMMON STOCK       ADDITIONAL GAIN/(LOSS)
                                        ---------------------    PAID-IN       ON       ACCUMULATED
                                          SHARES      AMOUNT     CAPITAL   INVESTMENTS     DEFICIT      TOTAL
                                        ----------  ----------  ---------- -----------  -----------   ----------
BALANCE, DECEMBER 31, 1996 ...........  13,555,445  $       14  $  133,298  $      (36)  $  (89,970)  $   43,306
                                        ----------  ----------  ----------  ----------   ----------   ----------

Exercise of options to purchase common
  stock ..............................      98,386          --         674          --           --          674
Common stock issued to employees......     165,445          --       1,494          --           --        1,494
Unrealized gain on investments .......          --          --          --          37           --           37
Net loss .............................          --          --          --          --      (59,328)     (59,328)
                                        ----------  ----------  ----------  ----------   ----------   ----------
BALANCE, DECEMBER 31, 1997 ...........  13,819,276  $       14  $  135,466  $        1   $ (149,298)  $  (13,817)
                                        ----------  ----------  ----------  ----------   ----------   ----------

Exercise of options to purchase common
  stock ..............................     187,053          --         911          --           --          911
Common stock issued to employees......     136,726          --       1,094          --           --        1,094
Private placement of common stock.....   4,650,000           5      53,713                                53,718
Net loss .............................          --          --          --          (1)     (84,164)     (84,165)
                                        ----------  ----------  ----------  ----------   ----------   ----------
BALANCE, DECEMBER 31, 1998 ...........  18,793,055  $       19  $  191,184       $  --   $ (233,462)  $  (42,259)
                                        ----------  ----------  ----------  ----------   ----------   ----------

Exercise of options to purchase common
  stock ..............................   2,537,677           3      18,109          --           --       18,112
Common stock issued to employees......     100,156          --         622          --           --          622
Common stock issued upon the exercise
  of warrants ........................     118,197          --          --          --           --           --
Conversion of 8% Convertible
  Subordinated Notes due 2003 to
  common stock .......................   2,795,612           3      40,693          --           --       40,696
Preferred dividends ..................          --          --      33,155          --      (38,234)      (5,079)
Net loss .............................          --          --          --          --      (66,292)     (66,292)
                                        ----------  ----------  ----------  ----------   ----------   ----------
BALANCE, DECEMBER 31, 1999 ...........  24,344,697  $       25  $  283,763       $  --   $ (337,988)  $  (54,200)
                                        ==========  ==========  ==========  ==========   ==========   ==========



The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                           1999        1998        1997
                                                                         ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................................  $ (66,292)  $ (84,164)  $ (59,328)
Adjustments to reconcile net loss to net cash used in operating activities -
 Depreciation and amortization ........................................      4,717       9,205       8,366
 Loss on retirement of property and equipment .........................      1,301         ---         ---
 Provision for Overall Wireless .......................................        ---         ---       3,611
 Gain on purchase of minority interest ................................       (184)        ---         ---

 Provision for network replacement ....................................        ---      14,392         ---
 (Increase) decrease in accounts receivable, prepaid expenses and other
     current assets ...................................................     (2,531)        430         (93)
 Decrease in inventories ..............................................      2,460       1,970       3,055
     Increase (decrease) in accounts payable, accrued liabilities and
        other liabilities .............................................      4,710       6,667      (1,350)
                                                                         ---------   ---------   ---------
     Net cash used in operating activities ............................    (55,819)    (51,500)    (45,739)
                                                                         ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ...................................    (11,085)     (4,994)    (10,584)
 Network construction in progress .....................................    (22,034)        ---         ---
 Increase in other assets .............................................     (4,249)       (226)     (3,580)
 Purchase of short-term investments ...................................   (144,521)        ---     (18,941)
 Proceeds from the sale of short-term investments .....................        ---       4,390      64,263
                                                                         ---------   ---------   ---------
     Net cash provided by (used in) investing activities ..............   (181,889)       (830)     31,158
                                                                         ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock ...............................     18,734      56,549       2,168
 Proceeds from issuance of preferred stock, net of issuance costs......    573,000         ---         ---
 Proceeds from issuance of notes payable and long-term debt ...........     49,835      10,138       5,000
 Reduction of notes payable and long-term debt ........................    (59,932)     (5,000)        ---
 Payment of preferred dividends .......................................     (3,250)        ---         ---
 Financing costs ......................................................        ---         ---        (826)
 (Purchase of) contribution from minority interest ....................     (5,000)        ---       2,777
                                                                         ---------   ---------   ---------
     Net cash provided by financing activities ........................    573,387      61,687       9,119
                                                                         ---------   ---------   ---------
 Net increase (decrease) in cash and cash equivalents .................    335,679       9,357      (5,462)

 Cash and cash equivalents, beginning of year .........................     19,141       9,784      15,246
                                                                         ---------   ---------   ---------
 Cash and cash equivalents, end of year ...............................  $ 354,820   $  19,141   $   9,784
                                                                         =========   =========   =========

Summary of non-cash transactions:
 Property and equipment acquired under capital lease ..................        561         ---         ---
 Common stock issued upon conversion of long-term debt ................     40,690         ---         ---
 Preferred dividends ..................................................     34,984         ---         ---
 Transfer of property and equipment in exchange for R&D services.......        ---         ---         439
Cash paid during the year for:
 Interest .............................................................      5,339       3,657       3,603



The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION.

           Metricom, Inc. (the "Company") designs, develops and markets low cost, high performance, easy to use, mobile wireless data access products and services. The Company's primary service, Ricochet, provides subscriber-based, wireless data communications for users of portable and desktop computers and hand-held computing devices. Ricochet service is currently available in the San Francisco Bay Area, in the Seattle and Washington, D.C. metropolitan areas, parts of Los Angeles and New York City, and in a number of airports across the United States. In 2000, the Company plans to launch its high-speed service in certain major metropolitan areas throughout the United States. The Company's UtiliNet products provide customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. The Company's UtiliNet products are sold throughout the United States.

           Since its inception, the Company has incurred significant operating losses. These losses resulted primarily from expenditures associated with the development, deployment and commercialization of the Company's wireless network products and services. The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next few years while it continues to develop and deploy networks and build its customer base. The ability of the Company to achieve profitability will depend upon the successful and timely deployment and marketing of its new high-speed service in major metropolitan areas of the United States. The market for mobile wireless data access services is in the early stages of development. As a result, the Company cannot reliably project potential demand for its high-speed service, particularly whether there will be sufficient demand at the volume and prices needed for the Company to be profitable. In addition, the Company is subject to additional risks, including the risks of developing technology, competition from companies with substantially greater financial, technical, marketing and management resources than the Company and potential changes in the regulatory environment.

2.         SIGNIFICANT ACCOUNTING POLICIES

           CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been restated from the previously reported balance to conform to the 1999 presentation.

           USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           LIMITED NUMBER OF SUPPLIERS. In 1999, the Company purchased all of its modems from one supplier. During 1999, the Company entered into contracts with additional suppliers that will provide high-speed modems in the future. Additional changes in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

           CASH AND CASH EQUIVALENTS. For the purposes of the Statement of Cash Flows, all highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents.

           INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     -------------------
                                                                      1999       1998
                                                                     ------     -------
           Raw materials and component parts.....................     $ 207     $  680
           Work-in-process.......................................       139          3
           Finished goods and consigned inventory................       240      2,363
                                                                      -----     -------
           TOTAL.................................................     $ 586     $3,046
                                                                      =====     ======

           PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. In 1998, a charge of $14.4 million was recorded to write down the carrying value of Ricochet network equipment to fair value. Ricochet network equipment includes poletop radios and wired access points deployed, and raw materials, work-in-process and finished goods not yet deployed. This provision for network replacement was recorded as a result of the Company's plans to replace this equipment with its new high-speed equipment in the near future. The fair market value was determined based on the present value of estimated future cash flows. This charge is included in Accumulated Depreciation on the Consolidated Balance Sheet at December 31, 1998. As of December 31, 1999 and 1998, network equipment included approximately $900,000 and $1.3 million, respectively, of raw materials, work-in-process and finished goods related to network equipment that is manufactured by the Company for its Ricochet networks. Property and equipment consisted of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                              1999                    1998
                                                                            ---------              ---------
           Machinery and equipment..............................            $  21,264              $  13,017
           Network equipment....................................               22,256                 22,752
           Ricochet modems......................................                1,007                  3,229
           Furniture and fixtures...............................                2,453                  1,964
           Leasehold improvements...............................                1,535                  1,383
                                                                            ---------              ---------
                                                                               48,515                 42,345
           Less--Accumulated depreciation and amortization......              (36,282)               (36,790)
                                                                            ---------              ---------
           TOTAL................................................            $  12,233              $   5,555
                                                                            =========              =========


           ACCOUNTING CHANGE. Effective January 1, 1999, the Company changed its capitalization policy for network equipment. In the construction of the first generation Ricochet network, costs incurred for site acquisition and radio frequency engineering were expensed as incurred due to the network's early stage of development. The Company believes that its new high-speed network currently being deployed is no longer in the early stages of development. Because site acquisition and radio frequency engineering are integral steps in the design and construction of the high-speed network, these costs are now being capitalized as part of the total cost of the assets. Management believes the changed policy is preferable. The effect of the change in accounting principle in 1999 was to reduce the net loss available to common stockholders by approximately $15.9 million or $0.78 per share in 1999. The effect was also to reduce net loss by $1.3 million, or $0.10 per share in 1997 and to increase net loss by $1.3 million, or $0.07 per share in 1998. There was no effect as of January 1, 1999.

           NETWORK CONSTRUCTION IN PROGRESS. In 1999, the Company began deployment of its high-speed Ricochet networks in a number of markets in the United States. As of December 31, 1999, the Company had incurred and capitalized $22.0 million of deployment costs. Deployment costs include site acquisition, radio frequency engineering, zoning and construction management. As commercial service is launched in each market, the capitalized costs associated with the network equipment assets in each market will be transferred to Property and Equipment and depreciated over an estimated useful life of four years.

           ACCRUED LIABILITIES. Accrued liabilities consisted of the following (in thousands):

                                                                            DECEMBER 31,
                                                                    ------------------------------
                                                                     1999                  1998
                                                                    -------               -------
           Interest...........................................       $  ---                $1,075
           Employee stock purchase plan.......................          658                   210
           Deferred revenue...................................        3,122                 2,691
           Payroll and related................................        6,147                 5,477
           Royalties..........................................          236                   185
           State and local taxes..............................          235                   275
           Warranty...........................................          256                   256
           Preferred dividends................................        1,500                   ---
           Other..............................................          488                   493
                                                                    -------               -------
           TOTAL..............................................      $12,642               $10,662
                                                                    =======               =======


           DEBT ISSUANCE COSTS. Debt issuance costs of approximately $1.0 million at December 31, 1998 are included in other assets in the accompanying consolidated balance sheet. In connection with the conversion of debt to equity (Note 7), the Company amortized all remaining debt issuance costs in 1999. The amortization expense is reflected as a component of interest expense.

           LICENSED SPECTRUM. In fiscal 1997, the Company paid $1.45 million for licensed spectrum in the Wireless Communication Services auction. This spectrum will be used by the Company's new high-speed Ricochet network. This amount is included in other assets in the accompanying balance sheet and will be amortized over its life commencing with commercial use.

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

           NEW ACCOUNTING STANDARDS. In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 2000. The Company believes the pronouncement will not have a material effect on its financial statements.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000. Management has not yet evaluated the effect SAB101 will have on the Company's consolidated results of operations and financial position.


3.         INVESTMENTS.

           The Company's investments in securities are considered available-for-sale and are recorded at their fair values as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 1999, the aggregate fair value equaled the cost basis of the Company's investments. In 1998 and 1997, the difference between aggregate fair value and cost basis was not material. The value of the Company's investments by major security type is as follows (in thousands):


                                                       DECEMBER 31,
                                                 ----------------------
                                                  1999            1998
                                                 --------      --------
     SECURITY TYPE
     United States Treasury and Agencies...      $ 76,140      $     --
     Corporate debt and money market ......       423,201        15,408
                                                 --------      --------
     Total ...............................       $499,341      $ 15,408
                                                 ========      ========


      As of December 31, 1999, investments in obligations of the United States Treasury and Agencies and corporate debt and money market securities had maturities of 0 to 18 months. Approximately $354.8 million and $16.4 million of the total investments as of December 31, 1999 and 1998, respectively, are included in cash and cash equivalents.

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


4.    SIGNIFICANT CUSTOMER.

      For the years ended December 31, 1999, 1998 and 1997, combined product and service revenues from Southern California Edison accounted for 8%, 7% and 12%, respectively, of total revenues. No other customers accounted for more than 10% of revenues.


5.    COMMITMENTS.

      The Company has entered into contracts with various suppliers in order to deploy its new high-speed network. At December 31, 1999, the Company had commitments to purchase network equipment and network design, construction and related services totaling approximately $219 million, the substantial majority of which the Company expects to spend in 2000. The Company also has entered into contracts with high-speed modem suppliers. At December 31, 1999, the Company had commitments to purchase modems totaling approximately $90 million, and expects to take delivery of the modems under these agreements in 2000 and 2001.

      The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 1999, 1998 and 1997, was approximately $1.6 million, $1.9 million and $1.8 million, respectively. The lease agreement for the Company's current primary facility provides for escalating rent payments over a 12-year term ending February 2004; however, rent expense is recognized ratably over the lease term. As of December 31, 1999 and 1998, the Company had accrued approximately $321,000 and $388,000, respectively, of deferred rental payments under this agreement, which are included in other liabilities in the accompanying consolidated balance sheets. In November 1999, the Company entered into a 10-year agreement to lease approximately 145,000 square feet of office space beginning in June 2000. Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):

    YEARS ENDING DECEMBER 31,
    2000.................................................        $ 4,079
    2001.................................................          5,379
    2002.................................................          5,013
    2003.................................................          5,086
    2004.................................................          4,569
    Thereafter...........................................         25,304
                                                                 -------
       Total.............................................        $49,430
                                                                 =======

      The Company has also entered into various agreements with electric utilities, municipalities and building owners for the use of utility poles and building rooftops on which network equipment is installed. Payment under agreements for use of utility poles is generally contingent upon the number of network radios installed during the year. Rent expense under these agreements for the years ended December 31, 1999, 1998 and 1997 was approximately $2.7 million, $1.1 million and $1.1 million, respectively. Future minimum rental payments under these agreements as of December 31, 1999 are approximately $2.7 million per year.

6.    CAPITALIZED LEASES

      The Company has leased equipment under various capital lease agreements. As of December 31, 1999, the cost of the leased assets was $793,000 and the related accumulated depreciation was $118,000. The weighted average interest rate on the outstanding leases is 10.9%. The following is a schedule of future minimum payments under the equipment leases together with the present value of the net minimum lease payments at December 31, 1999:


     YEARS ENDING DECEMBER 31,
     2000................................................     $ 259
     2001................................................       169
     2002................................................        89
     2003................................................        89
     2004................................................        75
     Thereafter..........................................       ---
                                                              -----
        Total net minimum lease payments.................       681
     Less amount representing interest...................       (79)
                                                              -----
     Present value of net minimum lease payments.........       602
     Less current portion................................       217
                                                              -----
     Long-term portion...................................     $ 385
                                                              =====



7.    LONG-TERM DEBT.

      In August 1996, the Company issued $45 million principal amount of unsecured, 8% Convertible Subordinated Notes (the "Convertible Notes") due September 15, 2003, with interest payments due semi-annually on March 15 and September 15, commencing March 15, 1997. The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $14.55 per share, subject to adjustment in certain events. In December 1999, the Company called for redemption of the Convertible Notes on January 10, 2000. As of December 31, 1999, $40.7 million of the Convertible Notes had been converted into approximately 2.8 million shares of common stock. In January 2000, all remaining Convertible Notes were converted to common stock.

      In October 1998 and June 1999, the Company entered into line of credit and loan agreements, respectively, with Vulcan Ventures Incorporated, a significant shareholder of the Company. A total of $60 million was drawn by the Company against these loans with interest at the prime rate due quarterly on the outstanding balances. All amounts outstanding under these agreements were paid in full in November 1999.

      In February 2000, the Company, together with its wholly owned finance subsidiary, Metricom Finance, Inc., as co-issuers and co-obligors, issued $300 million aggregate principal amount of 13% Senior Notes due 2010. Metricom Finance has no independent assets or operations. The Company has fully and unconditionally guaranteed the obligations of Metricom Finance, Inc. under the notes. Interest on the notes will be payable on February 15 and August 15 of each year, beginning August 15, 2000. The notes will mature on February 15, 2010. The notes were offered together with warrants to purchase 1,425,000 shares of common stock of the Company at an initial exercise price of $87.00 per share. Each warrant enables the holder to purchase 4.75 shares of common stock and is exercisable on or after August 15, 2000. Each warrant was sold for $212.06 per each associated $1,000 principal amount of notes, and each note was sold for $787.94. The warrants will expire on February 15, 2010. Net proceeds to the Company from the notes and warrants offering was approximately $291.8 million, $73.1 million of which was deposited in a restricted pledge account to secure the payment of the first four scheduled interest payments on the notes.

8.    STOCKHOLDERS' EQUITY

      In January 1998 the Company completed a private placement for the sale of 4,650,000 shares of common stock to Vulcan at $12.00 per share for net proceeds of approximately $53.7 million.

      In February 2000, the Company issued 5,750,000 shares of common stock at $87.00 per share in a public offering. Net proceeds to the Company were approximately $473.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

      REDEEMABLE CONVERTIBLE PREFERRED STOCK. In November 1999, the Company issued and sold to MCI WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition, each series has the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock will accrete at approximately $2.7 million per year over the ten year period from the beginning aggregate net book value of $573 million up to its redemption value of $600 million. This accretion will be charged against retained earnings (accumulated deficit).

      Because the Series A2 preferred stock is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below $11.06, the per share closing price of the Company's common stock on the date immediately prior to execution of the preferred stock purchase agreement, the Company recorded an additional dividend of $31.8 million in the fourth quarter of 1999 to reflect the beneficial conversion privilege associated with this series of preferred stock. The Series A1 preferred stock was also issued with a beneficial conversion privilege. However, Series A1 preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, that discount will be amortized, beginning in 1999, over the 48-month period during which this series of preferred stock becomes convertible into common stock at the holder's option. Accordingly, for both series of preferred stock in the aggregate, preferred stock dividends in addition to cash dividends, as discussed above, will be recorded on the preferred stock as follows:


          1999................         $ 33.2 million
          2000................           10.1 million
          2001................           10.1 million
          2002................            7.8 million
          2003................            2.6 million


      COMMON STOCK WARRANTS. In September 1994, the Company issued warrants to purchase 200,000 shares of common stock at $13.75 per share in exchange for certain investment banking services. In June 1997, the Company repurchased 100,000 of these warrants for $1,000. The remaining warrants expired in September 1998.

      In July 1997, the Company issued a warrant to purchase 150,000 shares of common stock at $7.50 per share in exchange for certain strategic and financial advisory services. In November 1999, 118,198 shares of common stock were issued upon net exercise of the warrant.


      STOCK OPTIONS. In March 1988, the Company adopted the 1988 Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 4,119,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable as determined by the Board of Directors and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years. In August 1997, the Board of Directors approved the replacement of each outstanding option held by non-officer employees with a per share exercise price of $7.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $4.53 per share and certain delayed exercise provisions. Options to purchase a total of 1,423,650 shares with exercise prices ranging from $7.81 to $19.63 per share were replaced. In September 1997, the Board of Directors approved the replacement of each outstanding option held by executive officers with a per share exercise price of $11.00 or greater, upon the request of the optionee, with a stock option having an exercise price of $6.75 per share and certain delayed exercise provisions. Options to purchase a total of 568,000 shares with exercise prices ranging from $11.88 to $13.50 per share were replaced. In 1998, options to purchase 501,857 shares expired without exercise. In 1999, 243,109 shares expired without exercise.

      In February 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan. Under the plan, as amended, the Company is authorized to grant up to 575,000 non-qualified stock options to purchase shares of common stock at the market value at the date of grant. Options granted under the plan are exercisable in three equal annual installments commencing one year from the date of grant and will expire no later than 10 years from the date of grant.

      In May 1997, the Company adopted the 1997 Equity Incentive Plan. Under the plan, as amended, the Company is authorized to grant up to 2,275,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees, directors and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Other Stock Awards may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable as determined by the Board of Directors and typically vest 25% after the first year and ratably over the following three years. Options granted will expire no later than ten years from the date of grant.

      In May 1997, the Company adopted the 1997 Non-Officers Equity Incentive Plan. Under the plan, the Company is authorized to grant up to 1,850,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Other Stock Awards may be granted to employees and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the plan are exercisable as determined by the Board of Directors and typically vest 25% after the first year and ratably over the following three years. Options granted will expire no later than ten years from the date of grant.

      During 1999, 1998 and 1997, the Company granted to members of the Board of Directors and Advisory Board options to purchase an aggregate of 35,000, 63,000 and 42,000 shares, respectively, of common stock at fair market value of the stock at the date of grant. These options vest 25% after the first year and ratably over the following three years and will expire no later than ten years from the date of grant.

      Stock option activity under the 1988 Stock Option Plan, the 1993 Non-Employee Directors' Stock Option Plan, the 1997 Equity Incentive Plan, the 1997 Non-Officers Equity Incentive Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1997, 1998 and 1999 was as follows:

                                SHARES                 WEIGHTED
                              AVAILABLE                 AVERAGE
                             FOR FUTURE    OPTIONS     EXERCISE
                               GRANT     OUTSTANDING    PRICE
                            ----------   ----------   ---------
Balance, December 31, 1996     344,390    3,367,869   $   12.45
           Authorized ....   1,350,000           --          --
           Grants ........  (3,213,650)   3,213,650   $    6.01
           Exercises .....          --      (98,386)  $    6.85
           Cancellations .   2,509,455   (2,509,455)  $   13.11
                            ----------   ----------   ---------
Balance, December 31, 1997     990,195    3,973,678   $    6.99
                            ----------   ----------   ---------
          Authorized .....   1,150,000           --          --
          Grants .........  (2,334,301)   2,334,301   $    9.24
          Exercises ......          --     (187,053)  $    4.90
          Cancellations ..     872,132     (872,132)  $    7.84
          Expired ........    (501,857)          --          --
                            ----------   ----------   ---------
Balance, December 31, 1998     176,169    5,248,794   $    7.89
                            ----------   ----------   ---------
          Authorized .....   1,400,000           --          --
          Grants .........  (1,969,270)   1,969,270   $   30.01
          Exercises ......          --   (2,537,677)  $    7.14
          Cancellations ..     689,481     (689,481)  $    7.75
          Expired ........    (243,109)          --          --
                            ----------   ----------   ---------
Balance, December 31, 1999      53,271    3,990,906   $   19.21
                            ==========   ==========   =========

      The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 1999:


                                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                      --------------------------         ------------------------------
                                                      WEIGHTED          WEIGHTED                               WEIGHTED
          RANGE OF                                     AVERAGE           AVERAGE                               AVERAGE
          EXERCISE                SHARES              REMAINING         EXERCISE            SHARES             EXERCISE
            PRICE              OUTSTANDING              LIFE            PRICE            EXERCISABLE           PRICE
          --------             -----------            --------          --------          -----------          --------
         $3.00 - $ 6.31           662,401                6.82             $5.18             363,781             $5.06
         $6.36 - $10.25           583,128                8.64             $8.02             111,633             $8.20
        $10.30 - $13.75           870,467                8.32            $10.48             313,400            $10.49
        $14.38 - $22.56           264,860                8.29            $19.71              77,896            $15.58
        $22.59 - $26.34           338,000                8.96            $24.78              41,000            $22.88
        $26.88 - $40.06           960,050                9.78            $29.41                  --               $--
        $42.84 - $64.00           246,000                9.88            $50.04                  --               $--
        $69.81 - $93.95            66,000                9.95            $80.48                  --               $--
                                ---------                                                   -------             ------
                                3,990,906                8.64            $19.21             907,710             $9.03
                                =========                ====            ======             =======             =====

      STOCK PURCHASE PLAN. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 750,000 shares of common stock have been authorized for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined. In 1999, 1998 and 1997, the Company issued 88,156, 84,650 and 103,056 shares, respectively, under this plan. In January 2000 the Company issued 125,424 shares under this plan.

      STOCK-BASED COMPENSATION. In January 1996, the Company adopted the disclosure provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. As permitted under Statement 123, the Company continues to apply the provisions of Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the stock options and employee stock purchase rights under the Purchase Plan at the grant date as prescribed by Statement 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):


                                                                     1999        1998           1997
                                                                     ----        ----           ----
          Net loss - As reported                                    $104,526      $84,164      $59,328
          Net loss - Pro forma                                      $112,800      $89,309      $65,436
          Basic and diluted net loss per share - As reported        $   5.13      $  4.63      $  4.35
          Basic and diluted net loss per share - Pro forma          $   5.54      $  4.91      $  4.80

      The weighted average fair value of stock options granted during 1999, 1998 and 1997 was $26.42, $3.20 and $2.02 per share, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                                1999        1998        1997
                                                                ----        ----        ----
          Risk-free interest rate                                5.6%        5.2%        5.5%
          Dividend Yield                                         0.0%        0.0%        0.0%
          Volatility factor of expected market price
              of the Company's stock                            1.60        0.50        0.50
          Weighted average expected option life from
               Vest date (in years)                             1.38        1.03        1.11

      The weighted average fair value of employee stock purchase rights granted during 1999, 1998 and 1997 was $5.58, $3.75 and $1.04 per share, respectively. The fair value of these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:


                                                                 1999       1998       1997
                                                                 ----       ----       ----
          Risk-free interest rate                                 5.6%       5.2%       5.2%
          Dividend Yield                                          0.0%       0.0%       0.0%
          Volatility factor of expected market price
               of the company's stock                            1.60       0.50       0.50
          Weighted average expected option life from
               Vest date (in years)                              1.38        .70       0.50


      COMMON STOCK EQUIVALENTS. At December 31, 1999, the Company had the following common stock equivalents outstanding:

          Redeemable convertible preferred stock...............................   60,000,000
          Common stock outstanding.............................................   24,344,697
          Outstanding options to purchase common stock.........................    3,990,906
          Remaining common stock issuable upon conversion of notes payable.....      296,456
                                                                                  ----------
            Total..............................................................   88,632,059
                                                                                  ==========

      COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of December 31, 1999 the Company had reserved the following shares of common stock for future issuance:

           Exercise of stock options..........................................  4,044,177
           Conversion of 8% Convertible Subordinated Notes due 2003...........    296,456
           Exercise of common stock warrants..................................     81,803
           Employee stock purchase plan.......................................    317,184
                                                                                ---------
             Total............................................................  4,739,620
                                                                                =========


9.    401(k) PLAN.

      In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions annually in cash at the rate of 50% for the first $2,400 contributed. Contributions by the Company to date have not been material.

10.   INCOME TAXES.

      Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                    -------------------------------
                                                      1999                 1998
                                                    ---------            ---------
Reserves and other                                 $     (812)          $  11,755
Capitalized research and development                   34,853               3,659
                                                    ---------           ---------
  Total                                                34,041              15,414
NOL and other credit carryforwards                     83,574              74,745
Valuation allowance                                  (117,615)            (90,159)
                                                   ---------            ---------
  Total                                            $      --            $      --
                                                   ==========           =========

      As of December 31, 1998 and 1999, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 1999, the valuation allowance increased by approximately $27.4 million due to increases in temporary differences and additional losses incurred during the year. Approximately $17.8 million of the valuation allowance relates to disqualifying dispositions on employee stock options and accordingly will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

      As of December 31, 1999, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $209 million and $82 million, respectively, and research and development tax credit carryforwards of approximately $7.3 million. To the extent not used, these carryforwards expire at various times through 2019. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.


11.        EARNINGS PER SHARE.

      In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No.128, "Earnings per Share." Basic and diluted net loss per share data has been computed using the weighted average number of shares of common stock outstanding. Common shares issuable upon exercise of options, conversion of the redeemable convertible preferred stock and conversion of convertible subordinated notes have been excluded from the calculation as their effect would be anti-dilutive. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows:

                                                 INCOME              SHARES
                                               (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                ---------          -----------          ------
   FOR THE YEAR 1999
   BASIC LOSS PER SHARE
   Income available to common stockholders     $(104,526)           20,375              $(5.13)

   DILUTED EARNINGS PER SHARE
   Income available to common stockholders     $(104,526)           20,375              $(5.13)

   FOR THE YEAR 1998
   BASIC LOSS PER SHARE
   Income available to common stockholders     $(84,164)            18,195              $(4.63)

   DILUTED EARNINGS PER SHARE
   Income available to common stockholders     $(84,164)            18,195              $(4.63)

   FOR THE YEAR 1997
   BASIC LOSS PER SHARE
   Income available to common stockholders     $(59,328)            13,641              $(4.35)

   DILUTED EARNINGS PER SHARE
   Income available to common stockholders     $(59,328)            13,641              $(4.35)



12.        SEGMENT REPORTING.

           The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision making groups, in deciding how to allocate resources and in assessing performance.

           The information in the following table is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measures are revenue and gross margin. Corporate overhead and other costs are not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those described in Note 2 to the consolidated financial statements. The Company does not allocate assets by segment for management reporting purposes.

            All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and Utilinet. Ricochet designs and manufactures and markets wireless data communications solutions. Utilinet manufactures and markets customer-owned networks and related products. A summary of operating results by reportable operating segment is as follows:

                                        YEAR ENDED DECEMBER 31,
                                  ---------------------------------
                                    1999        1998         1997
                                  -------      -------      -------
Ricochet Revenue ...........      $12,039      $10,775      $ 7,772
Utilinet Revenue ...........        6,486        5,084        5,667
                                  -------      -------      -------
    Total Revenue ..........      $18,525      $15,859      $13,439
                                  =======      =======      =======

Cost of Product Ricochet ...      $ 3,037      $ 2,741      $ 2,162
Cost of Product Utilinet ...        2,977        2,309        2,396
                                  -------      -------      -------
    Total Cost of Product...      $ 6,014      $ 5,050      $ 4,558
                                  =======      =======      =======

Cost of Service Ricochet ...      $21,319      $27,870      $27,562
Cost of Service Utilinet ...          ---          440          304
                                  -------      -------      -------
    Total Cost of Service...      $21,319      $28,310      $27,866
                                  =======      =======      =======


13.        RELATED PARTY TRANSACTIONS

           MCI WorldCom, Inc. owns 30 million shares of the Company's preferred stock, and has also entered into an agreement with the Company to resell the Company's high-speed service when it becomes available. In 1999, the Company paid MCI WorldCom and its subsidiaries a total of approximately $2.9 million for the purchase of telecommunications services in the normal course of business.


14.        QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                            FISCAL 1999 QUARTER ENDED:
                                               -------------------------------------------------------
(In thousands, except per share amounts)       MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                                               --------        -------      ------------   -----------
Net revenues ............................      $  4,186       $  4,663       $  4,795       $  4,880
Total costs and expenses ................        18,134         19,805         19,956         25,858
Net loss ................................       (15,018)       (16,557)       (16,653)       (18,065)
Net loss attributable to common
 stockholders ...........................      $(15,018)      $(16,557)      $(16,654)      $(56,299)
Net loss attributable to common
 stockholders per share .................      $  (0.80)      $  (0.86)      $  (0.80)      $  (2.51)

                                                           FISCAL 1998 QUARTER ENDED:
                                               --------------------------------------------------------
(In thousands, except per share amounts)       MARCH 31        JUNE 30       SEPTEMBER 30   DECEMBER 31
                                               --------        -------       ------------   -----------
Net revenues ..............................    $  3,603       $  4,361       $  4,195       $  3,700
Total costs and expenses...................      14,851         17,300         24,702         41,146
Net loss ..................................     (11,707)       (13,221)       (21,006)       (38,230)
Net loss per share ........................    $  (0.69)      $ ( 0.71)      $  (1.13)      $  (2.04)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF METRICOM, INC.:

           We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

           As discussed in Note 1 to the consolidated financial statements, in 1999, the Company changed its capitalization policy for network equipment.



/s/ ARTHUR ANDERSEN LLP

San Jose, California
February 3, 2000

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

           None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

           The information required by this Item concerning our directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in our definitive Proxy Statement related to our 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

           The information required by this Item concerning our executive officers is set forth in Part 1 of this report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The information required by this Item is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" contained in the Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

           The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (a)      Financial Statements.

           Our consolidated financial statements for each of the three years ended December 31, 1999 and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants.

           (b)      Reports on Form 8-K.

           Reports on Form 8-K as amended and filed on November 5, 1999, November 24, 1999 and December 21,1999 included Exhibits 10.15, 10.18 and 10.19 as referenced in the Exhibit table below.


           (c)      Exhibits.

EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------
3.1(12)              Restated Certificate of Incorporation of the Company.
3.2(7)               Bylaws of the Company.
4.2(1)               Specimen stock certificate.
4.3(12)              Senior Debt Indenture among Metricom, Inc., Metricom Finance Inc., and Bank One
                     Trust Company, N.A., as trustee.
4.4(12)              Subordinated Debt Indenture among Metricom, Inc., Metricom Finance, Inc., and
                     Bank One Trust Company, N.A.,
4.5(13)              First Supplemental Indenture for Senior Notes dated February 7, 2000 between the Company, Metricom Finance, Inc. and Bank One Trust Company, N.A.
4.6(13)              Global Note dated February 7, 2000 in an aggregate
                     principal amount of $300,000,000, issued by the Company and
                     Metricom Finance, Inc.
10.1a(1)             Form of Indemnity Agreement entered into between the
                     Company and its directors and officers, with related
                     schedule.
10.1b(2)(8)          Executive Compensation Agreement between the Company and Timothy A. Dreisbach,
                     President and Chief Executive Officer
10.2(2)(5)           1988 Stock Option Plan (the "Option Plan"), as amended November 1, 1993.
10.3(1)(2)           Form of Incentive Stock Option Agreement under the Option Plan.
10.4(1)(2)           Form of Supplemental Stock Option Agreement under the Option Plan.
10.5(1)(2)           Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)(2)           Form of Restricted Stock Purchase Agreement and promissory note under the
                     Option Plan.


EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------
10.7(2)             1991 Employee Stock Purchase Plan, as amended.
10.9(3)             Agreement between the Company and Southern California Edison dated October 1,
                    1992.
10.10(2)(5)         1993 Non-Employee Directors' Stock Option Plan, as amended November 1, 1993
                    (the "Directors' Plan").
10.11(2)(3)         Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)            Purchase Agreement, dated October 3, 1993, between the Company and Vulcan
                    Ventures Incorporated.
10.13(6)            Stock Purchase Agreement, dated as of October 10, 1997, between the Company and
                    Vulcan Ventures Incorporated, a Washington Corporation.
10.14(9)            Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures
                    Incorporated.
10.15(10)           Preferred Stock Purchase Agreement, dated as of June 20, 1999, among the
                    Company, MCI WorldCom, Inc., and Vulcan Ventures Incorporated.
10.16               Amended and Restated Registration Rights, dated as of November 15, 1999, among the Company, MCI Worldcom, Inc., and Vulcan Ventures, Inc.
10.17(2)            1997 Equity Incentive Plan, as amended.
10.18(11)           Ricochet Reseller Agreement, dated as of June 20, 1999, between the Company and
                    MCI WorldCom, Inc.
10.19(11)           Amendment to Ricochet Reseller Agreement, dated as of November 12, 1999, between the Company and MCI WorldCom, Inc.
10.20(13)           Underwriting agreement dated February 1, 2000 among the Company, Metricom
                    Finance, Inc. and the underwriters named therein.
10.21(13)           Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the
                    Company's Common Stock.
10.22(13)           Terms Agreement dated February 2, 2000 among the Company, Metricom Finance,
                    Inc. and the underwriters named therein relating to the issuance and sale of
                    300,000 warrants to purchase an aggregate of 1,425,000 shares of the Company's
                    Common Stock.
10.23(13)           Warrant Agreement dated February 7, 2000 among the Company, Bank One Trust
                    Company, as initial warrant agent and BankBoston N.A., as warrant agent.
10.24(13)           Warrant Certificate dated February 7, 2000 between the Company and Bank One
                    Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.


10.26(14)           Terms Agreement dated February 2, 2000 among the Company, Metricom Finance,
                    Inc. and the underwriters named therein relating to the issuance and sale of
                    $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
12.1                Schedule of Deficiency of Earnings to Fixed Charges.
18.1                Letter from Arthur Andersen LLP, Independent Auditors, regarding change in accounting principle.
21.1                Subsidiaries of the Company
23.1                Consent of Arthur Andersen LLP, Independent Auditors.
27.1                Financial Data Schedule

---------------

(1) Incorporated by reference from the indicated exhibit in our Registration Statement on Form S-1 (File No. 33-46050), as amended.

(2)   Management contract or compensatory plan or arrangement.

(3) Incorporated by reference from our Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from our Form 10-Q for the quarter ended October 31, 1993.

(5) Incorporated by reference from our Form 10-K for the year ended December 31, 1993.

(6)   Incorporated by reference from our Form 8-K dated as of October 13, 1997.

(7) Incorporated by reference from our Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference from our Form 10-Q for the quarter ended March 31, 1998.

(9) Incorporated by reference from our Form 10-K for the year ended December 31, 1998.

(10)  Incorporated by reference from our Form 8-K filed July 9, 1999.

(11) Incorporated by reference from our Form 8-K filed December 21, 1999, as amended.

(12) Incorporated by reference from our Registration Statement on Form S-3 (file No. 333-91359), as amended.

(13)  Incorporated by reference from our Form 8-K filed February 10, 2000.

(14)  Incorporated by reference from our Form 8-K/A filed February 16, 2000.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                 METRICOM, INC.


                                  By     /s/    TIMOTHY A. DREISBACH
                                    ----------------------------------------
                                             Timothy A. Dreisbach
                                             President and CEO

                                POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy A. Dreisbach and James E. Wall, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                                Title                                         Date
----                                                -----                                         ----
/s/    TIMOTHY A. DREISBACH               President, Chief Executive Officer                 March 24, 2000
-----------------------------------       and Chairman of the Board of
     (Timothy A. Dreisbach)               Directors  (Principal Executive
                                          Officer)


     /s/    JAMES E. WALL                 Chief Financial Officer (Principal                 March 24, 2000
-----------------------------------       Financial and Accounting
           (James E. Wall)                Officer)


/s/    ROBERT P. DILWORTH                 Director                                           March 24, 2000
-----------------------------------
           (Robert P. Dilworth)



/s/    WILLIAM D. SAVOY                   Director                                           March 24, 2000
-----------------------------------
           (William D. Savoy)



   /s/    ROBERT S. CLINE                 Director                                           March 24, 2000
-----------------------------------
           (Robert S. Cline)



/s/    RALPH DERRICKSON                   Director                                           March 24, 2000
-----------------------------------
           (Ralph Derrickson)



/s/    JUSTIN JASCHKE                     Director                                           March 24, 2000
-----------------------------------
           (Justin Jaschke)



/s/    DAVID MOORE                        Director                                           March 24, 2000
-----------------------------------
           (David Moore)


                                                                     SCHEDULE II


                                 METRICOM, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT         CHARGED TO                            BALANCE AT
                                          BEGINNING           COSTS AND           DEDUCTION/         END OF
DESCRIPTION                               OF PERIOD           EXPENSES            WRITEOFF           PERIOD
-----------                               ---------          ---------           ---------         ----------
Year ended December 31, 1997:
 Accounts receivable allowances              $121                $807                 $129              $799
                                           ======              ======              =======            ======


Year ended December 31, 1998:
 Accounts receivable allowances              $799              $1,400                 $533            $1,666
                                             ====              ======              =======           =======


Year ended December 31, 1999:
 Accounts receivable allowances            $1,666              $1,334                 $852            $2,148
                                           ======              ======              =======           =======


EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------
3.1(12)              Restated Certificate of Incorporation of the Company.
3.2(7)               Bylaws of the Company.
4.2(1)               Specimen stock certificate.
4.3(12)              Senior Debt Indenture among Metricom, Inc., Metricom Finance Inc., and Bank One
                     Trust Company, N.A., as trustee.
4.4(12)              Subordinated Debt Indenture among Metricom, Inc., Metricom Finance, Inc., and
                     Bank One Trust Company, N.A.,
4.5(13)              First Supplemental Indenture for Senior Notes dated February 7, 2000 between the Company, Metricom Finance, Inc. and Bank One Trust Company, N.A.
4.6(13)              Global Note dated February 7, 2000 in an aggregate
                     principal amount of $300,000,000, issued by the Company and
                     Metricom Finance, Inc.
10.1a(1)             Form of Indemnity Agreement entered into between the
                     Company and its directors and officers, with related
                     schedule.
10.1b(2)(8)          Executive Compensation Agreement between the Company and Timothy A. Dreisbach,
                     President and Chief Executive Officer
10.2(2)(5)           1988 Stock Option Plan (the "Option Plan"), as amended November 1, 1993.
10.3(1)(2)           Form of Incentive Stock Option Agreement under the Option Plan.
10.4(1)(2)           Form of Supplemental Stock Option Agreement under the Option Plan.
10.5(1)(2)           Form of Notice of Exercise under the Option Plan, as amended.
10.6(1)(2)           Form of Restricted Stock Purchase Agreement and promissory note under the
                     Option Plan.


EXHIBIT
NUMBER                                        EXHIBIT
------                                        -------
10.7(2)             1991 Employee Stock Purchase Plan, as amended.
10.9(3)             Agreement between the Company and Southern California Edison dated October 1,
                    1992.
10.10(2)(5)         1993 Non-Employee Directors' Stock Option Plan, as amended November 1, 1993
                    (the "Directors' Plan").
10.11(2)(3)         Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)            Purchase Agreement, dated October 3, 1993, between the Company and Vulcan
                    Ventures Incorporated.
10.13(6)            Stock Purchase Agreement, dated as of October 10, 1997, between the Company and
                    Vulcan Ventures Incorporated, a Washington Corporation.
10.14(9)            Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures
                    Incorporated.
10.15(10)           Preferred Stock Purchase Agreement, dated as of June 20, 1999, among the
                    Company, MCI WorldCom, Inc., and Vulcan Ventures Incorporated.
10.16               Amended and Restated Registration Rights, dated as of November 15, 1999, among the Company, MCI Worldcom, Inc., and Vulcan Ventures, Inc.
10.17(2)            1997 Equity Incentive Plan, as amended.
10.18(11)           Ricochet Reseller Agreement, dated as of June 20, 1999, between the Company and
                    MCI WorldCom, Inc.
10.19(11)           Amendment to Ricochet Reseller Agreement, dated as of November 12, 1999, between the Company and MCI WorldCom, Inc.
10.20(13)           Underwriting agreement dated February 1, 2000 among the Company, Metricom
                    Finance, Inc. and the underwriters named therein.
10.21(13)           Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the
                    Company's Common Stock.
10.22(13)           Terms Agreement dated February 2, 2000 among the Company, Metricom Finance,
                    Inc. and the underwriters named therein relating to the issuance and sale of
                    300,000 warrants to purchase an aggregate of 1,425,000 shares of the Company's
                    Common Stock.
10.23(13)           Warrant Agreement dated February 7, 2000 among the Company, Bank One Trust
                    Company, as initial warrant agent and BankBoston N.A., as warrant agent.
10.24(13)           Warrant Certificate dated February 7, 2000 between the Company and Bank One
                    Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.


10.26(14)           Terms Agreement dated February 2, 2000 among the Company, Metricom Finance,
                    Inc. and the underwriters named therein relating to the issuance and sale of
                    $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
12.1                Schedule of Deficiency of Earnings to Fixed Charges.
18.1                Letter from Arthur Andersen LLP, Independent Auditors, regarding change in accounting principle.
21.1                Subsidiaries of the Company
23.1                Consent of Arthur Andersen LLP, Independent Auditors.
27.1                Financial Data Schedule

---------------

(1) Incorporated by reference from the indicated exhibit in our Registration Statement on Form S-1 (File No. 33-46050), as amended.

(2)   Management contract or compensatory plan or arrangement.

(3) Incorporated by reference from our Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference from our Form 10-Q for the quarter ended October 31, 1993.

(5) Incorporated by reference from our Form 10-K for the year ended December 31, 1993.

(6)   Incorporated by reference from our Form 8-K dated as of October 13, 1997.

(7) Incorporated by reference from our Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference from our Form 10-Q for the quarter ended March 31, 1998.

(9) Incorporated by reference from our Form 10-K for the year ended December 31, 1998.

(10)  Incorporated by reference from our Form 8-K filed July 9, 1999.

(11) Incorporated by reference from our Form 8-K filed December 21, 1999, as amended.

(12) Incorporated by reference from our Registration Statement on Form S-3 (file No. 333-91359), as amended.

(13)  Incorporated by reference from our Form 8-K filed February 10, 2000.

(14)  Incorporated by reference from our Form 8-K/A filed February 16, 2000.