Form 10-Q
period 2000-03-31
METRICOM INC / DE
filed 2000-05-12
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2000 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_____ to _____

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

                            Yes [X]               No [ ]

        The number of shares of common stock outstanding as of April 30, 2000 was 30,623,868.

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                            3

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets                           4
                      Condensed Consolidated Statements of Operations                 5
                      Condensed Consolidated Statements of Cash Flows                 6
                      Notes to Condensed Consolidated Financial Statements            7

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

                      Overview                                                       11
                      Results of Operations                                          11
                      Liquidity and Capital Resources                                16

        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                          18

PART II. OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            19

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     19


SIGNATURE PAGE                                                                       20

EXHIBIT INDEX                                                                        21

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to the timing of our planned network deployment, the launch of our high-speed service, our market opportunities, our strategy, our anticipated revenues from MCI WorldCom, our competitive position, our management's discussion and analysis of our financial condition and results of operations and the timing and extent of our funding needs. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Some of the factors that could cause our results to differ include our limited experience in marketing our new Ricochet service, the uncertainty of demand for that service, the short timeframe in which we believe we must deploy our high-speed network to be competitive, the magnitude of our deployment and launch, our dependence on third parties to deploy our high-speed network and manufacture modems and other network equipment on a timely and cost-effective basis, the shortage of supply of components experienced by our manufacturers, our dependence on channel partners such as MCI Worldcom and our need to gain acceptance by other channel partners, and risks related to regulatory approvals. These and other risks that we currently consider material are described in the section captioned "Risk Factors" appearing in our 1999 Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,        DECEMBER 31,
                                                                         2000             1999
                                                                     -----------       -----------
                                                                     (Unaudited)
                              ASSETS

Current Assets:
  Cash and cash equivalents ...................................      $   790,970       $   354,820
  Short-term investments ......................................          290,050           144,521
  Restricted short-term investments ...........................           38,423                --
  Accounts receivable, net ....................................            1,523             2,387
  Inventories, net ............................................              981               586
  Prepaid expenses and other ..................................           11,354             3,116
                                                                     -----------       -----------
      Total current assets ....................................        1,133,301           505,430
Property and equipment, net ...................................           17,653            12,233
Network construction in progress ..............................          138,524            22,034
Other assets ..................................................           15,276             6,950
Restricted long-term investments ..............................           35,183                --
                                                                     -----------       -----------
      Total assets ............................................      $ 1,339,937       $   546,647
                                                                     ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ............................................      $    41,241       $     9,649
  Accrued liabilities .........................................           26,839            12,642
  Note payable ................................................              224             4,521
                                                                     -----------       -----------
      Total current liabilities ...............................           68,304            26,812
                                                                     -----------       -----------
Long-term debt ................................................          237,659               385
                                                                     -----------       -----------
Other liabilities .............................................              301               321
                                                                     -----------       -----------
Redeemable convertible preferred stock ........................          573,992           573,329
                                                                     -----------       -----------

Stockholders' Equity (Deficit)
  Common stock ................................................               31                25
  Warrants to purchase common stock ...........................           61,869                --
  Additional paid-in capital ..................................          768,504           283,763
  Accumulated deficit .........................................         (370,247)         (337,988)
  Accumulated other comprehensive income (loss) ...............             (476)               --
                                                                     -----------       -----------
    Total stockholders' equity (deficit) ......................          459,681           (54,200)
                                                                     -----------       -----------
      Total liabilities and stockholders' equity (deficit) ....      $ 1,339,937       $   546,647
                                                                     ===========       ===========

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                      ---------------------------------
                                      MARCH 31, 2000     MARCH 31, 1999
                                      --------------     --------------
REVENUES:
  Service revenues ....................  $  2,334           $  2,431
  Product revenues ....................       889              1,755
                                         --------           --------
      Total revenues ..................     3,223              4,186
                                         --------           --------

COSTS AND EXPENSES:
  Cost of service revenues ............    13,750              4,433
  Cost of product revenues ............       300              1,326
  Research and development ............     9,623              8,235
  Selling, general and
     administrative ...................     7,989              4,140
                                         --------           --------
  Total costs and expenses ............    31,662             18,134
                                         --------           --------

    Loss from operations ..............   (28,439)           (13,948)

Interest expense ......................    (7,471)            (1,213)
Interest and other income .............    16,593                143
                                         --------           --------
    Net loss ..........................  $(19,317)          $(15,018)

Preferred dividends ...................    12,942                 --
                                         --------           --------

Net loss attributable to
  common stockholders .................  $(32,259)          $(15,018)
                                         ========           ========

Net loss attributable to
  common stockholders per share .......  $  (1.15)          $  (0.80)
                                         ========           ========

Weighted average
   shares outstanding .................    28,160             18,873
                                         ========           ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                   -----------------------------
                                                                    MARCH 31,          MARCH 31,
                                                                      2000               1999
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................  $ (19,316)          $ (15,018)
  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization ............................      2,057                 942
       Accretion of long-term debt ..............................        950                  --
       Non-cash compensation expense ............................        716                  --
       Increase in accounts receivable,
         prepaid expenses and other current assets ..............     (7,374)               (689)
       (Increase) decrease in inventories .......................       (394)                742
       Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities ......................     36,018              (3,464)
                                                                   ---------           ---------
           Net cash provided by (used in) operating activities ..     12,657             (17,487)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..............................     (7,527)             (1,292)
Network construction in progress ................................   (116,490)                 --
(Increase) decrease in other assets .............................     (8,326)                343
Purchase of short-term investments ..............................   (224,430)                 --
Sale of short-term investments ..................................     40,000                  --
Purchase of long-term investments ...............................    (35,183)                 --
                                                                   ---------           ---------
           Net cash used in investing activities ................   (351,956)               (949)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........................    477,198               1,159
  Proceeds from sale of warrants to purchase common stock .......     61,869                  --
  Proceeds from the issuance of long-term debt ..................    236,382              19,978
                                                                   ---------           ---------
          Net cash provided by financing activities .............    775,449              21,137
                                                                   ---------           ---------
Net increase in cash and cash equivalents .......................    436,150               2,701
Cash and cash equivalents, beginning of period ..................    354,820              19,141
                                                                   ---------           ---------
Cash and cash equivalents, end of period ........................  $ 790,970           $  21,842
                                                                   =========           =========

SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital lease ...........  $      51           $     280
  Common stock issued upon conversion of debt ...................  $   4,304                  --
  Preferred dividends ...........................................  $  12,942                  --

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three-month periods ended March 31, 2000 and March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

        Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 2000 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVESTMENTS

        The Company's investments in securities are considered available-for-sale and are recorded at their fair values as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations.


NOTE 3. NETWORK CONSTRUCTION IN PROGRESS

        In 1999, the Company began deployment of its high-speed Ricochet networks in a number of markets in the United States. As of March 31, 2000, the Company had incurred and capitalized $138.5 million of costs associated with network deployment. Network deployment costs include labor costs for site acquisition, radio frequency engineering, zoning and construction management, as well as material costs for equipment and component inventory. As commercial service is launched in each market, the capitalized costs associated with the network equipment assets in each market will be transferred to Property and Equipment and depreciated over an estimated useful life of four years.


NOTE 4. LONG-TERM DEBT, COMMON STOCK AND PREFERRED STOCK OFFERINGS

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

        In November 1999, the Company issued and sold to MCI WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition, each series has the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock will accrete at approximately $2.7 million per year over the ten-year period from the beginning aggregate net book value of $573 million up to its redemption value of $600 million. This accretion will be charged against retained earnings (accumulated deficit).

NOTE 5. COMPREHENSIVE INCOME (LOSS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                    2000               1999
                                                                  --------           --------
Net loss attributable to common stockholders ...................  $(32,259)          $(15,018)
Other comprehensive income/(loss):
Unrealized holding loss on available-for-sale securities .......      (476)                --
                                                                  --------           --------
Comprehensive income (loss) ....................................  $(32,735)          $(15,018)
                                                                  ========           ========



NOTE 6. BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common equivalent shares from options and warrants to purchase common stock and from conversion of the convertible preferred stock have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.


NOTE 7. SEGMENT REPORTING

        The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers or decision-making groups in deciding how to allocate resources and in assessing performance.

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

        All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and UtiliNet. Ricochet designs and manufactures and markets wireless data communications solutions. UtiliNet manufactures and markets customer-owned networks and related products. In February 2000, UtiliNet technology was licensed to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. A summary of operating results by reportable operating segment in the first quarter of 2000 is as follows:

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                  ------------------------
                                   2000             1999
                                  -------          -------
Ricochet Revenue ..............   $ 2,707          $ 2,900
Utilinet Revenue ..............       516            1,286
                                  -------          -------
    Total .....................   $ 3,223          $ 4,186
                                  =======          =======

Cost of Service Ricochet ......   $13,750          $ 4,427
Cost of Service Utilinet ......        --                6
                                  -------          -------
    Total .....................   $13,750          $ 4,433
                                  =======          =======

Cost of Product Ricochet ......   $   135          $   786
Cost of Product Utilinet ......       165              540
                                  -------          -------
    Total                         $   300          $ 1,326
                                  =======          =======

NOTE 8. NEW ACCOUNTING STANDARDS

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000. The Company does not believe the adoption of SAB101 will have a material effect on the Company's consolidated results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since inception, we have devoted significant resources to the development, deployment and commercialization of our wireless network products and services. Historically, a significant portion of our revenues has been derived primarily from the development contracts and sales of customer-owned networks and related products, known as UtiliNet, to utility companies. In recent years, we have deployed a commercial wireless data network known as Ricochet in various metropolitan areas of the United States. The Company currently provides Ricochet commercial service in the San Francisco Bay Area, the Seattle and Washington D.C. metropolitan areas. In 1999, we completed development of our new high-speed service, which has demonstrated in Company tests to provide the same service as Ricochet, but at faster downstream speeds of up to 128 kbps. We are currently in the process of deploying our high-speed service in various metropolitan areas in the United States. While we believe we are substantially on track with the overall national network deployment described in our 1999 Annual Report on Form 10-K, the planned New York service area launch is facing delays relating to timeframes for zoning approvals as well as utility agreement negotiations. In addition, further negotiations for poletop access rights in three other planned service areas are proceeding slowly, and we are currently assessing the impact on these market area launches.


        In February 2000, in order to focus our operations on deployment of our high-speed network, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. We do not expect UtiliNet to be a significant source of revenues in the future.

        We currently derive substantially all of our revenues from subscriptions paid to us by users of our current Ricochet service. After we launch our high-speed service, planned to occur during the late summer of 2000, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which will resell our service directly to their customers. After the launch of our high-speed service, we expect to curtail our business operations related to our current Ricochet service. As we deploy our high-speed network and launch our high-speed service, we expect our operating expenses to increase significantly from historical levels and to exceed revenues for the foreseeable future. We expect to generate substantial net losses to common stockholders for the foreseeable future.


RESULTS OF OPERATIONS

Revenues

        Currently, we derive revenues from the sale of our services and products. We derive service revenues from Ricochet subscriber fees and Ricochet modem rentals, and we recognize these revenues ratably over the service period. We derive product revenues from the sale of UtiliNet products and Ricochet modems and recognize these revenues upon shipment.

        Total revenues decreased to $3.2 million in the first quarter of 2000 from $4.2 million for the same period of 1999, primarily due to a decrease in product revenues. Product revenues declined to $0.9 million for the first quarter of 2000 from $1.8 million for the same period of last year as a result of our licensing of our UtiliNet technology to Schlumberger. Service revenues decreased to $2.3 million in the first quarter of 2000 from $2.4 million in the same period of 1999. This decrease was primarily the result of a decrease in UtiliNet service revenues of approximately $0.3 million, offset by a $0.2 million increase in Ricochet service revenues. Ricochet service revenues increased as a result of a 10% increase in subscribers as of March 31, 2000 compared with March 31, 1999. Total UtiliNet revenues decreased to $0.5 million in the first quarter of 2000 from $1.3 million in the same period of 1999 as a result of our licensing of our UtiliNet technology to Schlumberger. We expect that our UtiliNet revenues will continue to decline significantly in the future as a result of our focus on the launch of our high-speed service.

        In the future, after we launch our high-speed service, we expect to curtail our business operations related to our current Ricochet service. We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners. We anticipate that our channel partners will pay us subscription fees based on flat rates for each user they enroll for our service. We will require each of our channel partners to charge its subscribers a flat rate for use of our service, although each channel partner will set the particular rate it charges its customers.

        We currently have two channel partner relationships. In June 1999 and April 2000, MCI WorldCom and Juno Online Services, Inc., respectively, entered into agreements with us to sell our high-speed service to their customers. In our agreement with MCI Worldcom, MCI WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, we currently expect MCI WorldCom to pay us the following minimum amounts during the first five years after we launch our service:

First year.............................  $  5.6     million
Second year............................    40.6     million
Third year.............................    83.6     million
Fourth year............................   117.4     million
Fifth year.............................   141.0     million

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

Cost of Revenues

        Cost of service revenues consists primarily of network operations costs, real estate management costs and depreciation expense on network equipment. Network operations costs include the costs associated with the field managers, engineers and technicians who operate and maintain our high-speed network, as well as the costs associated with field offices we maintain, including our network operations centers. Network operations costs also include the telecommunications costs we incur to transmit data between our wired access points and network interface facilities and the Internet. Real estate management costs include the costs associated with the maintenance of lease agreements for our poletop radios, wired access points and network interface facilities and the ongoing rental payments for these sites. Real estate management costs also consist of the internal and external labor costs associated with maintaining right-of-way agreements in the markets where our network is currently deployed.

        Cost of service revenues in the first quarter of 2000 was $13.8 million compared with $4.4 million in the same period of 1999. The significant increase was due to increases in staffing, property, telecommunications and support costs associated with the deployment of our new high-speed service in various markets. Staffing of personnel who manage network deployment increased by over 400% from March 31, 1999 to March 31, 2000. In the twelve months ending March 31, 2000, we opened up ten new operations field offices. We expect all components of our cost of service revenues to continue to increase significantly and rapidly as we expand the scope of our operations through the deployment of our high-speed network.

        Cost of product revenues consists primarily of the inventory and manufacturing costs associated with Ricochet modem and UtiliNet product sales. Cost of product revenues decreased to $0.3 million in the first quarter of 2000 from $1.3 million in the first quarter of 1999. Ricochet cost of product revenues as a percentage of Ricochet product revenues declined to 37% in the first quarter of 2000 compared with 106% in the first quarter of 1999 as a result of increased shipments of refurbished modems for which the majority of costs have been charged to operations in previous periods. UtiliNet cost of product revenues as a percentage of UtiliNet product revenues declined to 32% in the first quarter of 2000 from 53% in the first quarter of 1999 as a result of higher selling prices and lower allocated costs in 2000. We expect Ricochet cost of product revenues to increase in 2000 as we sell modem inventory directly to

MCI WorldCom or other channel partners for resale to new subscribers to our high-speed service. In subsequent years, we anticipate that our channel partners may begin to purchase modems directly from our licensed third-party manufacturers.

Research and Development

        Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased to $9.6 million in the first quarter of 2000 from $8.2 million in the same period of 1999. The increase was primarily due to an increase in costs incurred to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service. Right-of-way acquisition costs included in research and development increased to $4.4 million in the first quarter of 2000 from $3.1 million in the same period of 1999. We plan to continue to spend a substantial amount on staffing and support needed to obtain right-of-way agreements in markets under development. We plan to spend a substantial amount on the development of our networking products to reduce the cost of our system components, increase the speed and performance of our services and develop additional applications for our services. We also plan to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue to increase significantly in absolute dollars for the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses increased to $8.0 million for the first quarter of 2000 from $4.1 million for the first quarter of 1999. Approximately three-quarters of the increase was due to increases in administrative staff and the labor, travel and support costs associated with supporting the widespread deployment of our high-speed service. Approximately one-quarter of the increase in 2000 was due to increased product marketing, advertising and public relations expenditures related to commercialization of the high-speed service. We expect selling, general and administrative costs to increase significantly from historical levels as we implement our planned advertising campaign related to the launch of the various phases of our high-speed service. We expect to spend more than $50 million on sales and marketing efforts in 2000 and substantially more in 2001. We also expect to continue to expand our corporate and administrative infrastructure to support our planned growth.

Interest and Other Income and Interest Expense

        Interest and other income increased to $16.6 million in the first quarter of 2000 from $0.1 million in the same period of 1999 due primarily to a significantly higher average balance of cash, cash equivalents and investments on hand in 2000. As a result of the November 1999 sale of our preferred stock for net proceeds of $573.2 million and the February 2000 sale of common stock, 13% senior notes due 2010 and warrants to purchase common stock, we have over $1 billion on hand. We are using these cash resources to fund the deployment of our network, to fund operating losses and working capital requirements through the first two phases of our network deployment, and to fund interest on long-term debt and dividends on our preferred stock outstanding. Pending these uses, we have invested this cash in high-quality, short-term, interest-bearing securities. Accordingly, in the short-term, we expect to continue to generate a substantial amount of interest income, although this interest income will decline rapidly over time as we use this cash.

        Interest expense increased to $7.5 million in the first quarter of 2000 from $1.2 million in the same period of 1999 as a result of the increase in our outstanding debt in 2000. Due to our senior notes and warrants offering in February 2000, we have approximately $300 million in outstanding debt. The senior notes require semi-annual cash interest payments commencing August 15, 2000. We have deposited approximately $73.1 million of the net proceeds from the sale of the senior notes in a pledge account to secure the first four interest payments on these securities. We therefore will continue to incur a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future to fund our expansion plans, our interest costs will increase.

Preferred Dividends

        In November 1999, we issued 60,000,000 shares of preferred stock to Vulcan Ventures Incorporated and MCI WorldCom, Inc. for gross proceeds of $600 million. Each share of preferred stock bears a cumulative dividend at the rate of $.65 per year for the first three years after issuance, which we may pay in cash or in additional shares of preferred stock. We have historically paid and currently expect to continue to pay future dividends on the preferred stock in cash. Because the preferred stock sold to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement, we recorded an additional dividend of $31.8 million in the fourth quarter of 1999 to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to MCI WorldCom is also deemed to have been issued with a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, this discount will be amortized over the 48-month period, which began in November 1999, during which this series of preferred stock becomes convertible into common stock at the holder's option. Accordingly, for both series of preferred stock in the aggregate, we will record preferred stock dividends in addition to our cash dividend on the preferred stock as follows:

2000................            $10.1  million
2001................            $10.1  million
2002................             $7.8  million
2003................             $2.6  million

        Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten-year period from the beginning aggregate net book value of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit). In the first quarter of 2000, preferred dividends included $9.7 million of accrued dividends payable, $2.5 million of beneficial conversion privilege and $0.7 million of accretion related to the preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations and capital expenditures primarily through the public and private sale of equity and debt securities. In 1996, we completed a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds of approximately $43.4 million. In January 1998, we completed a private placement of common stock with Vulcan Ventures with net proceeds of approximately $53.7 million. In November 1999, we completed a private placement of redeemable convertible preferred stock with Vulcan Ventures and MCI WorldCom with net proceeds of approximately $573 million. In February 2000, we completed a public offering of common stock with net proceeds of approximately $473 million and a public offering of 13% senior notes due 2010 and warrants to purchase common stock with available net proceeds of approximately $219 million, after establishing the required reserve to secure the first four interest payments on the notes. This large amount of indebtedness could adversely affect our business, for example, by requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness or limiting our ability to acquire additional financing in the future. See "Risk Factors - We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations" in our 1999 Annual Report on Form 10-K.

        Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of March 31, 2000, we had incurred $370 million of cumulative net losses. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment.

Including network construction in progress, capital expenditures were $124.0 million during the first quarter of 2000. Network construction in progress included approximately $50.3 million in the first quarter of 2000 related to the purchase of component inventory located at our vendors. We expect that our vendors holding this inventory will use these components in the manufacture and assembly of network equipment for us in 2000. We expect that capital expenditures will significantly increase in the future as a result of our ongoing deployment and commercialization of the high-speed network.

        Our principal uses of cash for the foreseeable future will be to fund the deployment of our high-speed network, to fund operating losses and to pay interest on our debt securities issued in February 2000, as well as dividends on our preferred stock. Based on our current projections, we believe that our cash, cash equivalents and unrestricted investments of approximately $1.08 billion as of March 31, 2000 will be sufficient to fund the first two phases of our network deployment. We believe that, in addition to the funds on hand at March 31, 2000, we will require additional cash resources of approximately $300 million to enable us to complete the three-phase deployment of our network, as well as for the other purposes described above. However, the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although it is not our current intention to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business. We cannot assure you that the additional capital we will require to complete the third phase of our network deployment or for these other purposes will be available on commercially reasonable terms or at all. If we are unable to secure additional financing as necessary, we may need to delay or curtail our expansion plans. See in our 1999 Annual Report on Form 10-K, "Risk Factors -- We will require significant additional capital in the future to fund our continuing development, deployment and marketing of our high-speed network and service."

        Our current and future operations will require substantial capital investments for the purchase of our network equipment, which consists primarily of network radios, wired access points and network interface facilities. Significant labor costs associated with deploying our network equipment include design of the network, site acquisition, zoning, construction and installation of equipment. In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network. At March 31, 2000, we had outstanding commitments to purchase approximately $325 million of network equipment and related labor from these suppliers.

        We expect to incur significant expenditures to procure high-speed modems in the future. We have agreed to purchase 47,700 modems from our current modem supplier, Alps Electric (USA), Inc., in 2000, representing a commitment of approximately $20 million. In January 2000, we entered into a two-year agreement with NatSteel Electronics, Ltd. for the purchase of additional modems. In November 1999 and October 1999, we entered into agreements with Sierra Wireless and Novatel, respectively to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless and Novatel to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately $68 million. We anticipate that deliveries from Alps will begin during the second quarter of 2000 and deliveries from Sierra Wireless and Novatel will begin in early 2001. In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate the Ricochet modem technology onto a microchip set.

        In December 1999, we called our $45 million aggregate principal amount of convertible notes due 2003 for redemption on January 10, 2000. As of December 31, 1999, $40.7 million of the notes had been converted into approximately 2.8 million shares of common stock. In the first quarter of 2000, the remaining $4.3 million of notes outstanding were converted to 0.3 million of shares of our common stock at a conversion price of $14.55 per share. As a result of the conversion, we issued an aggregate of 3,064,963 shares of our common stock to the former convertible note holders.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio, long-term debt and redeemable convertible preferred stock outstanding. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. We performed a sensitivity analysis to assess the impact of a change in interest rates. In the analysis, the fair value of our investment portfolio would not be significantly impacted by a 100-basis point change in interest rates, due primarily to the fixed rate, short-term nature of our portfolio. The fair value of our redeemable convertible preferred stock would not change materially in the event of a 100-basis point change in interest rates, due primarily to the fixed and relatively short-term nature of its 6.5% coupon rate. We estimate that the fair value of our long-term debt would decrease or increase by approximately $12 million in the event of a 100-basis point increase or decrease, respectively, in interest rates.

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        In February 2000, we issued senior notes under an indenture and supplemental indenture with Bank One Trust Company, N.A., as trustee. We will be restricted by the terms of the indenture and supplemental indenture from taking various actions, such as incurring additional indebtedness, paying dividends, repurchasing junior indebtedness, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities.

         For information with respect to shares of common stock issued upon conversion of our convertible notes due 2003, see Part I, Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These shares were issued pursuant to the exemption provided by Section 3(a)(9) under the Securities Act of 1933, as amended, in an exchange with our existing security holders exclusively where no commission or other remuneration was paid for soliciting the exchange.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits:

            10.1* Agreement and Supplemental Agreement No. 1 for Electronic
                  Manufacturing Services between the Company and Sanmina Corporation, dated as of July 2, 1999.

            27.1  Financial Data Schedule


        b. Reports on Form 8-K:

            (i) Report on Form 8-K filed January 28, 2000 regarding a press release announcing the impact of industry-wide component shortages.

            (ii) Report on Form 8-K filed February 7, 2000 filing forms of underwriting agreement and supplemental indenture relating to the senior notes and warrants offering.

            (iii) Report on Form 8-K filed February 10, 2000 and amended on
                  February 16, 2000 reporting the closing of the public offering of common stock and senior notes with warrants and including related underwriting and other agreements, certificates and documents.

----------------------
*Certain portions have been deleted pursuant to a confidential treatment request.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       METRICOM, INC.
                                       (Registrant)




Date: May 12, 2000                     /s/ TIMOTHY A. DREISBACH
                                       ---------------------------
                                       Timothy A. Dreisbach
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors


                                       /s/  JAMES E. WALL
                                       ---------------------------
                                       James E. Wall
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


10.1*     Agreement and Supplemental Agreement No. 1 for Electronic
          Manufacturing Services with Sanmina Corporation, dated July 2, 1999.

27.1      Financial Data Schedule

----------------------
*Certain portions have been deleted pursuant to a confidential treatment request.