Form 10-Q
period 2000-06-30
METRICOM INC / DE
filed 2000-08-14
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended JUNE 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to ________

                         Commission file number 0-19903


                                 METRICOM, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                               77-0294597
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                 333 WEST JULIAN STREET, SAN JOSE, CA 95110-2335
          (Address of principal executive offices, including zip code)

                                 (408) 282-3000
              (Registrant's telephone number, including area code)

                 980 UNIVERSITY AVENUE, LOS GATOS, CA 95032-2375
       (Former address of principal executive offices, including zip code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

        The number of shares of common stock outstanding as of July 31, 2000 was 30,716,980.

                                TABLE OF CONTENTS


                                                                             PAGE
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                    3

PART I.         FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                     4
                    Condensed Consolidated Statements of Operations           5
                    Condensed Consolidated Statements of Cash Flows           6
                    Notes to Condensed Consolidated Financial Statements      7

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                    Overview                                                 11
                    Results of Operations                                    12
                    Liquidity and Capital Resources                          16

        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                              18

PART II.        OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    19

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                         19

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             20


SIGNATURE PAGE                                                               21

EXHIBIT INDEX                                                                22

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

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,          DECEMBER 31,
                                                                               2000               1999
                                                                            -----------        ------------
                                                                            (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents..............................................   $   640,294         $ 354,820
  Restricted cash and cash equivalents ..................................        21,858                --
  Short-term investments ................................................       282,212           144,521
  Restricted short-term investments .....................................        38,987                --
  Accounts receivable, net ..............................................         1,733             2,387
  Inventories, net ......................................................         3,325               586
  Prepaid expenses and other ............................................        13,408             3,116
                                                                            -----------         ---------
      Total current assets ..............................................     1,001,817           505,430
Property and equipment, net .............................................        26,813            12,233
Network construction in progress ........................................       282,618            22,034
Other assets ............................................................        15,705             6,950
Restricted long-term investments ........................................        35,745                --
                                                                            -----------         ---------
      Total assets.......................................................   $ 1,362,698         $ 546,647
                                                                            ===========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable ......................................................   $    77,266         $   9,649
  Accrued liabilities ...................................................        48,715            12,642
  Note payable ..........................................................           908             4,521
                                                                            -----------         ---------
      Total current liabilities .........................................       126,889            26,812
                                                                            -----------         ---------
Long-term debt ..........................................................       242,242               385
                                                                            -----------         ---------
Other liabilities .......................................................           281               321
                                                                            -----------         ---------
Redeemable convertible preferred stock ..................................       574,653           573,329
                                                                            -----------         ---------

Stockholders' Equity (Deficit)
  Common stock ..........................................................            31                25
  Warrants to purchase common stock .....................................        61,869                --
  Additional paid-in capital ............................................       771,653           283,763
  Accumulated deficit ...................................................      (414,520)         (337,988)
  Accumulated other comprehensive loss ..................................          (400)               --
                                                                            -----------         ---------
    Total stockholders' equity (deficit) ................................       418,633           (54,200)
                                                                            -----------         ---------
      Total liabilities and stockholders' equity (deficit)...............   $ 1,362,698         $ 546,647
                                                                            ===========         =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                             -----------------------------    ------------------------------
                                             JUNE 30, 2000   JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                             -------------   -------------    -------------    -------------
REVENUES:
  Service revenues ....................        $  2,135         $  2,195         $  4,469         $  4,626
  Product revenues ....................             172            2,468            1,061            4,223
                                               --------         --------         --------         --------
      Total revenues ..................           2,307            4,663            5,530            8,849
                                               --------         --------         --------         --------

COSTS AND EXPENSES:
  Cost of service revenues ............          21,701            4,071           35,519            8,183
  Cost of product revenues ............           1,627            2,011            1,927            3,337
  Research and development ............           9,201            8,559           17,308           16,598
  Selling, general and
     administrative ...................          12,356            4,099           19,688            7,814
  Depreciation and amortization .......           2,428            1,065            4,532            2,007
                                               --------         --------         --------         --------
  Total costs and expenses ............          47,313           19,805           78,974           37,939
                                               --------         --------         --------         --------

    Loss from operations ..............         (45,006)         (15,142)         (73,444)         (29,090)

Interest expense ......................          (3,522)          (1,601)         (10,994)          (2,814)
Interest and other income .............          17,193              186           33,787              329
                                               --------         --------         --------         --------
    Net loss ..........................         (31,335)         (16,557)         (50,651)         (31,575)

Preferred dividends ...................          12,939               --           25,881               --
                                               --------         --------         --------         --------

Net loss attributable to
  common stockholders .................        $(44,274)        $(16,557)        $(76,532)        $(31,575)
                                               ========         ========         ========         ========

Net loss attributable to common
  stockholders per share ..............        $  (1.44)        $  (0.86)        $  (2.60)        $  (1.65)
                                               ========         ========         ========         ========

Weighted average
   shares outstanding .................          30,654           19,296           29,409           19,084
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

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                             --------------------------
                                                                              JUNE 30,         JUNE 30,
                                                                                2000             1999
                                                                             ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................        $ (50,651)        $(31,575)
  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization ................................            4,532            2,007
       Loss on retirement of fixed assets ...........................              490               --
       Accretion of long-term debt ..................................            2,376               --
       Non-cash compensation expense ................................              741               --
       Increase in accounts receivable,
         prepaid expenses and other current assets ..................           (9,638)          (3,488)
       (Increase) decrease in inventories ...........................           (2,739)           1,562
       Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities ..........................           76,190             (345)
                                                                             ---------         --------
           Net cash provided by (used in) operating activities ......           21,301          (31,839)
                                                                             ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..................................          (19,602)          (3,159)
Network construction in progress ....................................         (248,670)              --
Increase in other assets ............................................           (8,755)              --
Purchase of short-term investments ..................................         (350,036)              --
Sale of short-term investments ......................................          172,958               --
Purchase of long-term investments ...................................          (35,745)              --
                                                                             ---------         --------
           Net cash used in investing activities ....................         (489,850)          (3,159)
                                                                             ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............................          477,793            6,816
  Proceeds from sale of warrants to purchase common stock ...........           61,869               --
  Proceeds from the issuance of long-term debt ......................          236,382               --
  (Payments of) additions to notes payable, net .....................              (10)           9,871
  (Payments of) additions to long-term debt .........................             (153)          20,000
                                                                             ---------         --------
          Net cash provided by financing activities .................          775,881           36,687
                                                                             ---------         --------
Net increase in cash and cash equivalents ...........................          307,332            1,689
Cash and cash equivalents, beginning of period ......................          354,820           19,141
                                                                             ---------         --------
Cash and cash equivalents, end of period ............................        $ 662,152         $ 20,830
                                                                             =========         ========
SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital lease ...............        $      --         $    280
  Network construction in progress acquired under capital lease .....            3,954               --
  Interest capitalized on network construction in progress ..........            7,960               --
  Common stock issued upon conversion of debt .......................            4,304               --
  Preferred dividends ...............................................           25,881               --

         The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the six- month periods ended June 30, 2000 and June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

        Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 2000 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six-month periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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


NOTE 3. NETWORK CONSTRUCTION IN PROGRESS

        In 1999, the Company began deployment of its high-speed Ricochet networks in a number of markets in the United States. As of June 30, 2000, the Company had incurred and capitalized $282.6 million of costs associated with network deployment. Network deployment costs include labor costs for site acquisition, radio frequency engineering, zoning and construction management, material costs for equipment and component inventory, as well as capitalized interest cost. The Company had capitalized interest cost of $7.96 million for the six-month period ended June 30, 2000. As commercial service is launched in each market, the capitalized costs associated with the network equipment assets in each market will be transferred to Property and Equipment and depreciated over an estimated useful life of four years.


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

        In November 1999, the Company issued and sold to MCI WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition, each series has the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock will accrete at approximately $2.7 million per year over the 10-year period from the beginning aggregate net book value of $573 million up to its redemption value of $600 million. This accretion will be charged against retained earnings (accumulated deficit).

NOTE 5. COMPREHENSIVE INCOME (LOSS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               -------------------------
                                                                                 2000             1999
                                                                               --------         --------
Net loss attributable to common stockholders ..........................        $(76,532)        $(31,575)
Other comprehensive income/(loss):
 Unrealized holding loss on available-for-sale securities .............            (400)              --
                                                                               --------         --------
Comprehensive income (loss) ...........................................        $(76,932)        $(31,575)
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

        All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and UtiliNet. Ricochet designs and manufactures and markets wireless data communications solutions. UtiliNet manufactures and markets customer-owned networks and related products. In February 2000, UtiliNet technology was licensed to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. A summary of operating results by reportable operating segment in the second quarter of 2000 is as follows:

                                         SIX MONTHS ENDED
                                            JUNE 30,
                                      ---------------------
                                       2000           1999
                                      -------        ------
Ricochet Revenue .............        $ 4,962        $5,598
Utilinet Revenue .............            568         3,251
                                      -------        ------
    Total ....................        $ 5,530        $8,849
                                      =======        ======

Cost of Service Ricochet .....        $35,519        $8,158
Cost of Service Utilinet .....             --            25
                                      -------        ------
    Total ....................        $35,519        $8,183
                                      =======        ======

Cost of Product Ricochet .....        $ 1,746        $1,938
Cost of Product Utilinet .....            181         1,399
                                      -------        ------
    Total ....................        $ 1,927        $3,337
                                      =======        ======


NOTE 8. NEW ACCOUNTING STANDARDS

        In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 2000. The Company believes the pronouncement will not have a material effect on its financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's consolidated results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since inception, we have devoted significant resources to the development, deployment and commercialization of our wireless network products and services. Historically, a significant portion of our revenues has been derived primarily from the development contracts and sales of customer-owned networks and related products, known as UtiliNet, to utility companies. In recent years, we have deployed a commercial wireless data network known as Ricochet in various metropolitan areas of the United States. For several years we have provided Ricochet commercial service, which offers mobile wireless internet and LAN access at average speeds of 28.8 kbps, in the San Francisco Bay Area, Seattle and Washington D.C. metropolitan areas. In July and August of 2000, we launched our new commercial high-speed Ricochet service, which operates at average speeds of 128 kbps, in the San Diego and Atlanta metropolitan areas. We are currently constructing our high-speed service in numerous additional metropolitan areas in the United States. While we believe we are substantially on track with the overall national network deployment described in our 1999 Annual Report on Form 10-K, the planned New York service area launch is facing delays relating to timeframes for zoning approvals as well as utility agreement negotiations. In addition, progress in three other planned service areas is proceeding slowly, and we are currently assessing the impact on these market area launches.

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

        We currently derive substantially all of our revenues from subscription fees paid to us by users of our current Ricochet service. In the future, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which will resell our service directly to their customers. In connection with the launch of our high-speed service, we expect to curtail our business operations related to our current Ricochet service. As we deploy our high-speed network and launch our high-speed service, we expect our operating expenses to increase significantly from historical levels and to exceed revenues for the foreseeable future. We expect to generate substantial net losses to common stockholders for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

        Currently, we derive revenues from the sale of our services and products. We derive service revenues from Ricochet subscriber fees and Ricochet modem rentals, and we recognize these revenues ratably over the service period. We derive product revenues from the sale of Ricochet modems and recognize these revenues upon shipment.

        Total revenues decreased to $2.3 million in the second quarter of 2000 from $4.7 million for the same period of 1999 and to $5.5 million for the first six months of 2000 from $8.8 million for the same period of 1999. The decline in 2000 was primarily due to a decrease in product revenues. Product revenues declined to $0.2 million for the second quarter of 2000 from $2.5 million for the same period of last year, and to $1.1 million for the first six months of 2000 from $4.2 million for the first six months of 1999. The decline in 2000 resulted primarily from the licensing of our UtiliNet technology to Schlumberger. It was also partly due to our strategic decision to restrict sales of our 28.8 kbps modems in order to focus on the launch of our high-speed service. Service revenues decreased to $2.1 million in the second quarter of 2000 from $2.2 million in the same period of 1999 and to $4.5 million for the first six months of 2000 from $4.6 million in the same period of 1999. The slight decrease in the second quarter was primarily the result of a decrease in UtiliNet service revenues of approximately $0.5 million, offset by a $0.4 million increase in Ricochet service revenues. Ricochet service revenues increased as a result of a slight increase in the average number of subscribers during the second quarter of 2000 compared with the second quarter of 1999. Total UtiliNet revenues decreased to $0.1 million in the second quarter of 2000 from $2.2 million in the same period of 1999 as a result of our licensing of our UtiliNet technology to Schlumberger. We expect that our UtiliNet revenues will continue to be insignificant in the future as a result of our focus on the launch of our high-speed service.

        In the future, after we launch our high-speed service, we expect to curtail our business operations related to our current Ricochet 28.8 kbps service. We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners. We anticipate that our channel partners will pay us subscription fees based on flat rates for each user they enroll for our service. We will require each of our channel partners to charge its subscribers a flat rate for use of our service, although each channel partner will set the particular rate it charges its customers.

        We currently have three channel partner relationships. MCI WorldCom, Juno Online Services, Inc. and Wireless WebConnect! have all entered into agreements with us to sell our high-speed service to their customers. In our agreement with MCI Worldcom, MCI WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our high speed service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, we currently expect MCI WorldCom to pay us the following minimum amounts during the first five years after we launch our service:

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

Cost of Revenues

        Cost of service revenues consists primarily of network operations costs and real estate management costs on network equipment. Network operations costs include the costs associated with the field managers, engineers and technicians who operate and maintain our high-speed network, as well as the costs associated with field offices we maintain, including our network operations centers. Network operations costs also include the telecommunications costs we incur to transmit data between our wired access points and network interface facilities and the Internet. Real estate management costs include the costs associated with the maintenance of lease agreements for our poletop radios, wired access points and network interface facilities and the ongoing rental payments for these sites. Real estate management costs also consist of the internal and external labor costs associated with maintaining right-of-way agreements in the markets where our network is currently deployed.

        Cost of service revenues increased to $21.7 million in the second quarter of 2000 compared with $4.1 million in the second quarter of 1999, and to $35.5 million for the first six months of 2000 compared with $8.2 million for the same period of 1999. The significant increase in 2000 was due to increases in staffing, property, telecommunications and support costs associated with the deployment of our new high-speed service in various markets. Staffing of personnel who manage network deployment and operations increased by over 500% from June 30, 1999 to June 30, 2000. In the past year, we have entered into over 1,600 site leases for network equipment and opened up over ten new operations field offices. We expect all components of our cost of service revenues to continue to increase significantly and rapidly as we expand the scope of our operations through the deployment of our high-speed network.

        Cost of product revenues consists primarily of the inventory and manufacturing costs associated with Ricochet modem product sales. Cost of product revenues in the second quarter of 2000 decreased to $1.6 million from $2.0 million in the second quarter of 1999 and to $1.9 million for the first six months of 2000 from $3.3 million for the same period of 1999. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to over 1100% in the second quarter of 2000 from 125% for the second quarter of last year and to over 300% for the first six months of 2000 from 98% for the same period of 1999. The increase was primarily due to a $1.3 million loss provision established in June 2000 for high-speed modems included in inventory which are planned for sale at less than cost. This increase is offset in part by a decrease resulting from shipments of refurbished modems for which the majority of costs have been charged to operations in previous periods. We expect Ricochet cost of product revenues to increase in 2000 as we procure and sell modem inventory directly to channel partners for resale to new subscribers to our high-speed service. In subsequent years, we anticipate that our channel partners may begin to purchase modems directly from our licensed third-party manufacturers.

Research and Development

        Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased to $9.2 million in the second quarter of 2000 from $8.6 million in the second quarter of 1999 and to $17.3 million for the first six months of 2000 from $16.6 million for the same period of 1999. The increase in the second quarter of 2000 compared with 1999 was primarily due to increases in staffing costs associated with the development of our networking products and services. The increase in the first six months of 2000 compared with the same period of 1999 also reflects an increase in costs incurred to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service. Right-of-way acquisition costs included in research and development for the first six months of 2000 increased to $6.7 million from $6.5 million in the same period of 1999. We plan to continue to spend a substantial amount on staffing and support needed to obtain right-of-way agreements in markets under development. We intend to spend a substantial amount on the development of our networking products to reduce the cost of our system components, increase the speed and performance of our services and develop additional applications for our services. We also plan to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue to increase significantly in absolute dollars for the foreseeable future.

Selling, General and Administrative

        Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses increased to $12.4 million for the second quarter of 2000 from $4.1 million for the second quarter of 1999 and to $19.7 million for the first six months of 2000 from $7.8 million for the same period of 1999. Nearly all of the increase in the second quarter of 2000 was due to increased product marketing, advertising and public relations expenditures related to commercialization and launch of our high-speed service. Approximately one-third of the increase in the first six months was due to increases in administrative staff and the labor, travel and support costs associated with supporting the widespread deployment of our high-speed service. We expect selling, general and administrative costs to increase significantly from historical levels as we implement our planned advertising campaign related to the launch of the various phases of our high-speed service. We expect to spend more than $50 million on sales and marketing efforts in 2000 and substantially more in 2001. We also expect to continue to expand our corporate and administrative infrastructure to support our planned growth.

Depreciation and Amortization

        Depreciation and amortization expenses increased to $2.4 million for the second quarter of 2000 from $1.1 million for the second quarter of 1999 and to $4.5 million for the first six months of 2000 from $2.0 million for the same period of 1999. The increases resulted principally from the purchase and lease of over $25 million of property, plant and equipment, primarily computer equipment and software, since June 30, 1999. We expect depreciation and amortization to increase substantially in the second half of 2000 and in future years as we launch our commercial high-speed Ricochet service in each metropolitan area. As we launch our service in each market, capitalized costs associated with the network equipment assets in the market will be transferred to Property and Equipment and depreciated over an estimated useful life of four years.


Interest and Other Income and Interest Expense

        Interest and other income increased to $17.2 million in the second quarter of 2000 from $0.2 million in the second quarter of 1999 and to $33.8 million for the first six months of 2000 from $0.3 million in the same period of 1999 due primarily to a significantly higher average balance of cash, cash equivalents and investments on hand in 2000. As a result of the November 1999 sale of our preferred stock for net proceeds of $573.2 million and the February 2000 sale of common stock, 13% senior notes due 2010 and warrants to purchase common stock, we have approximately $1 billion in cash and investments on hand. We are using these cash resources to fund the deployment of our network, to fund operating losses and working capital requirements through the first two phases of our network deployment, and to fund interest on long-term debt and dividends on our preferred stock outstanding. Pending these uses, we have invested this cash in high-quality, short-term, interest-bearing securities. Accordingly, although in the short-term we expect to continue to generate a substantial amount of interest income, this interest income will decline rapidly over time as we use this cash.

        Interest expense increased to $3.5 million in the second quarter of 2000 from $1.6 million in the second quarter of 1999 and to $11.0 million for the first six months of 2000 from $2.8 million for the same period of 1999 as a result of the increase in our outstanding debt in 2000. In the second quarter of 2000, interest expense was reduced by approximately $8.0 million as a result of capitalization of interest into network construction in progress. Due to our senior notes and warrants offering in February 2000, we have approximately $300 million in outstanding debt.

The senior notes require semi-annual cash interest payments commencing August 15, 2000. We deposited approximately $73.1 million of the net proceeds from the sale of the senior notes in a pledge account to secure the first four interest payments on these securities. We therefore will continue to incur a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future to fund our expansion plans, our interest costs will increase.

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

2000..................   $10.1 million
2001..................   $10.1 million
2002..................    $7.8 million
2003..................    $2.6 million

        Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten-year period from the beginning aggregate net book value of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit). In the second quarter of 2000, preferred dividends included $9.7 million of accrued dividends payable, $2.5 million of beneficial conversion privilege and $0.7 million of accretion related to the preferred stock.


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

        Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of June 30, 2000, we had incurred $415 million of cumulative net losses. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Including network construction in progress, capital expenditures were $156.2 million during the second quarter of 2000. Network construction in progress at June 30, 2000 included approximately $73 million related to the purchase of component inventory located at our vendors. We expect that our vendors holding this inventory will use these components in the manufacture and assembly of network equipment for us in 2000. We expect that capital expenditures will significantly increase in the future as a result of our ongoing deployment and commercialization of the high-speed network.

        Our principal uses of cash for the foreseeable future will be to fund the deployment of our high-speed network, to fund operating losses and to pay interest on our debt securities issued in February 2000, as well as dividends on our preferred stock. Based on our current projections, we believe that our cash, cash equivalents and unrestricted investments of approximately $922 million as of June 30, 2000 will be sufficient to fund the first two phases of our network deployment. We believe that, in addition to the funds on hand at June 30, 2000, we will require additional cash resources of approximately $300 to $500 million to enable us to complete the three-phase deployment of our network, as well as for the other purposes described above. However, the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although it is not our current intention to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business. We cannot assure you that the additional capital we will require to complete the third phase of our network deployment or for these other purposes will be available on commercially reasonable terms or at all. If we are unable to secure additional financing as necessary, we may need to delay or curtail our expansion plans. See "Risk Factors -- We will require significant additional capital in the future to fund our continuing development, deployment and marketing of our high-speed network and service" in our 1999 Annual Report on Form 10-K.

        Our current and future operations will require substantial capital investments for the purchase of our network equipment, which consists primarily of network radios, wired access points and network interface facilities. Significant labor costs associated with deploying our network equipment include design of the network, site acquisition, zoning, construction and installation of equipment. In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network. At June 30, 2000, we had outstanding commitments to purchase approximately $368 million of network equipment and related labor from these suppliers.

        We expect to incur significant expenditures to procure high-speed modems in the future. We have agreed to purchase 57,700 modems from our current modem supplier, Alps Electric (USA), Inc., in 2000, representing a commitment of approximately $24 million. As of June 30, 2000, we had received approximately 8,800 modems from Alps. In January 2000, we entered into a two-year agreement with NatSteel Electronics, Ltd. for the purchase of additional modems. In November 1999 and October 1999, we entered into agreements with Sierra Wireless and Novatel, respectively to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless and Novatel to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately $68 million. Deliveries from Alps began in the second quarter of 2000 and we anticipate that deliveries from Sierra Wireless and Novatel will begin in early 2001. In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate the Ricochet modem technology onto a microchip set.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio, long-term debt and redeemable convertible preferred stock outstanding. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. We performed a sensitivity analysis to assess the impact of a change in interest rates. In the analysis, the fair value of our investment portfolio would not be significantly impacted by a 100-basis point change in interest rates, due primarily to the fixed rate, short-term nature of our portfolio. The fair value of our redeemable convertible preferred stock would not change materially in the event of a 100-basis point change in interest rates, due primarily to the fixed and relatively short-term nature of its 6.5% coupon rate. We estimate that the fair value of our long-term debt would decrease or increase by approximately $9 million in the event of a 100-basis point increase or decrease, respectively, in interest rates.

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        In June 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of capital stock from 230,000,000 to 580,000,000 shares and to increase the Company's authorized number of shares of Common Stock from 150,000,000 to 500,000,000. The additional common stock to be authorized will have rights identical to the currently outstanding Common Stock of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The Annual Meeting of Stockholders of Metricom, Inc. was held on June 26, 2000.

        b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

        1) Elect the following persons as Directors to hold office until the respective Annual Meeting of Stockholders in the year the term expires and until their successors are elected:

                                     For          Against      Term Expires
                                 ----------      ---------     ------------
        William D. Savoy         27,831,925      1,270,077        2003
        David M. Moore           27,835,840      1,266,162        2003

        2) Approve the 1997 Equity Incentive Plan, as amended.

        For: 13,235,902    Against: 6,037,228    Abstain: 62,789

        3) Approve the Company's 1991 Employee Stock Purchase Plan, as amended.

        For: 18,907,006    Against: 360,035      Abstain: 68,878

        4) Approve an amendment to the Restated Certificate of Incorporation.

        For: 86,917,234    Against: 2,128,058    Abstain: 56,710

        5) Ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 2000

        For: 28,993,854    Against: 76,437       Abstain: 31,711

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                 a. Exhibits:

                    3.1(a)   Restated Certificate of Incorporation
                    3.1(b)   Certificate of Amendment of Amended and Restated
                             Certificate of Incorporation dated August 2, 2000.
                    10.8     1991 Employee Stock Purchase Plan, as amended
                    10.17    1997 Equity Incentive Plan, as amended
                    10.18    2000 Equity Incentive Plan
                    27.1     Financial Data Schedule

                 b. Reports on Form 8-K:   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            METRICOM, INC.
                                            (Registrant)




Date: August 14, 2000                       /s/ TIMOTHY A. DREISBACH
                                            ------------------------------------
                                            Timothy A. Dreisbach
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)



                                            /s/  JAMES E. WALL
                                            ------------------------------------
                                            James E. Wall
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


                    3.1(a)   Restated Certificate of Incorporation
                    3.1(b)   Certificate of Amendment of Amended and Restated
                             Certificate of Incorporation dated August 2, 2000.
                    10.8     1991 Employee Stock Purchase Plan, as amended
                    10.17    1997 Equity Incentive Plan, as amended
                    10.18    2000 Equity Incentive Plan
                    27.1     Financial Data Schedule