Form 10-Q
period 2000-09-30
METRICOM INC / DE
filed 2000-11-13
CIK 884318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2000 or

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

                                Yes X     No
                                   ---      ---

     The number of shares of common stock outstanding as of October 31, 2000 was 30,777,392

                                TABLE OF CONTENTS

                                                                              PAGE
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                      3

PART I.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                                 4
          Condensed Consolidated Statements of Operations                       5
          Condensed Consolidated Statements of Cash Flows                       6
          Notes to Condensed Consolidated Financial Statements                  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

          Overview                                                             11
          Results of Operations                                                12
          Liquidity and Capital Resources                                      18
          Outlook                                                              20

     ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK        20

PART II.  OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  20


SIGNATURE PAGE                                                                 21

EXHIBIT INDEX                                                                  22

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to the timing of our planned network deployment and related expenditures, the launch of our high-speed service, our market opportunities, our strategy, our anticipated revenues from our channel partners, our competitive position, our management's discussion and analysis of our financial condition and results of operations and the timing and extent of our funding needs. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. Some of the factors that could cause our results to differ include our limited experience in marketing our new Ricochet service, the uncertainty of demand for that service, the short timeframe in which we believe we must deploy our high-speed network to be competitive, especially in light of the delays we have experienced to date in some markets, the magnitude of our deployment and launch, our dependence on third parties to deploy our high-speed network and manufacture modems and other network equipment on a timely and cost-effective basis, the shortage of supply of components experienced by our manufacturers, our dependence on channel partners such as Worldcom and our need to gain acceptance by other channel partners, and risks related to regulatory approvals. These and other risks that we currently consider material are described in the section captioned "Risk Factors" appearing in our 1999 Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2000              1999
                                                                    -------------      ------------
                                                                     (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents ......................................   $   489,397       $   354,820
  Restricted cash and cash equivalents ...........................        22,474                --
  Short-term investments .........................................       224,959           144,521
  Restricted short-term investments ..............................        37,492                --
  Accounts receivable, net .......................................         1,847             2,387
  Inventories, net ...............................................        21,921               586
  Prepaid expenses and other .....................................         9,890             3,116
                                                                     -----------       -----------
      Total current assets .......................................       807,980           505,430
Property and equipment, net ......................................        92,193            12,233
Network construction in progress .................................       384,851            22,034
Other assets .....................................................        11,404             6,950
Restricted long-term investments .................................        17,882              --
                                                                     -----------       -----------
      Total assets ...............................................   $ 1,314,310       $   546,647
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ...............................................   $    73,714       $     9,649
  Accrued liabilities ............................................        52,901            12,642
  Note payable ...................................................           898             4,521
                                                                     -----------       -----------
      Total current liabilities ..................................       127,513            26,812
                                                                     -----------       -----------
Long-term debt ...................................................       243,452               385
                                                                     -----------       -----------
Other liabilities ................................................            --               321
                                                                     -----------       -----------
Redeemable convertible preferred stock ...........................       575,314           573,329
                                                                     -----------       -----------

Stockholders' Equity (Deficit)
  Common stock ...................................................            31                25
  Warrants to purchase common stock ..............................        61,869              --
  Additional paid-in capital .....................................       775,239           283,763
  Accumulated deficit ............................................      (468,987)         (337,988)
  Accumulated other comprehensive loss ...........................          (121)             --
                                                                     -----------       -----------
    Total stockholders' equity (deficit) .........................       368,031           (54,200)
                                                                     -----------       -----------
      Total liabilities and stockholders' equity .................   $ 1,314,310       $   546,647
                                                                     ===========       ===========

                  The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2000            1999             2000            1999
                                           -------------   -------------   -------------   -------------
REVENUES:
  Service revenues .......................   $   2,068       $   2,531       $   6,537       $   7,158
  Product revenues .......................       1,864           2,264           2,925           6,486
                                             ---------       ---------       ---------       ---------
      Total revenues .....................       3,932           4,795           9,462          13,644
                                             ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
  Cost of service revenues ...............      32,919           4,551          68,438          12,734
  Cost of product revenues ...............       2,418           1,403           4,345           4,739
  Research and development ...............      13,210           8,103          30,518          24,701
  Selling, general and administrative ....      10,345           4,785          30,033          12,600
  Depreciation and amortization ..........       3,963           1,114           8,495           3,120
                                             ---------       ---------       ---------       ---------
  Total costs and expenses ...............      62,855          19,956         141,829          57,894
                                             ---------       ---------       ---------       ---------

    Loss from operations .................     (58,923)        (15,161)       (132,367)        (44,250)

Interest expense .........................        (239)         (1,752)        (11,233)         (4,566)
Interest and other income ................      17,637             259          51,424             588
                                             ---------       ---------       ---------       ---------
    Net loss .............................     (41,525)        (16,654)        (92,176)        (48,228)

Preferred dividends ......................      12,942              --          38,823              --
                                             ---------       ---------       ---------       ---------

 Net loss attributable to common
    stockholders .........................   $ (54,467)      $ (16,654)      $(130,999)      $ (48,228)
                                             =========       =========       =========       =========

Net loss attributable to common
  stockholders per share .................   $   (1.77)      $   (0.80)      $   (4.39)      $   (2.45)
                                             =========       =========       =========       =========

Weighted average shares outstanding ......      30,747          20,889          29,858          19,694
                                             =========       =========       =========       =========

                  The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                  2000            1999
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................   $ (92,176)      $ (48,228)
  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization .......................       8,495           3,120
       Loss on retirement of fixed assets ..................         869              --
       Accretion of long-term debt .........................       3,801              --
       Non-cash compensation expense .......................         741              --
       Increase in accounts receivable,
         prepaid expenses and other current assets .........      (6,234)         (2,302)
       (Increase) decrease in inventories ..................     (21,335)          1,996
       Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities .................      55,477          (1,061)
                                                               ---------       ---------
           Net cash used in operating activities ...........     (50,362)        (46,475)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .........................     (30,087)         (5,802)
Network construction in progress (CIP) .....................    (390,743)             --
Increase in other assets ...................................     (12,536)             --
Purchase of short-term investments .........................    (375,009)             --
Sale of short-term investments .............................     256,958              --
Purchase of long-term investments ..........................     (17,882)             --
                                                               ---------       ---------
           Net cash used in investing activities ...........    (569,299)         (5,802)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................     478,850          14,954
  Proceeds from sale of warrants to purchase common stock ..      61,869              --
  Proceeds from the issuance of long-term debt .............     236,382              --
  (Payments of) additions to notes payable, net ............         (20)         19,855
  (Payments of) additions to long-term debt ................        (369)         19,980
                                                               ---------       ---------
          Net cash provided by financing activities ........     776,712          54,789
                                                               ---------       ---------
Net increase in cash and cash equivalents ..................     157,051           2,512
Cash and cash equivalents, beginning of period .............     354,820          19,141
                                                               ---------       ---------
Cash and cash equivalents, end of period ...................   $ 511,871       $  21,653
                                                               =========       =========

SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital lease ......   $      --       $     449
  Network CIP acquired under capital lease .................       3,954              --
  Common stock issued upon conversion of debt ..............       4,304             405
  Preferred dividends ......................................      38,823              --

                  The accompanying notes are an integral part of these condensed consolidated statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) that are necessary for a fair presentation of operations for the nine-month periods ended September 30, 2000 and September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

     Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 2000 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine-month periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2. INVESTMENTS

     The Company's investments in securities are considered available-for-sale and are recorded at their fair values as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations.

NOTE 3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and primarily represent modem components and finished modems purchased from suppliers. As part of its marketing strategy, the Company frequently sells its modems at prices below cost and below market in order to increase subscribers and service revenues. Losses on sales of modems at prices below cost are charged to cost of goods sold at time of shipment. Inventories consisted of the following (in thousands):

                                   SEPTEMBER 30,      DECEMBER 31,
                                       2000               1999
                                     --------            -----
     Raw materials                   $ 12,358            $ 207
     Work-in-progress                      28              139
     Finished goods                     9,535              240
                                     --------            -----
         Total                       $ 21,921            $ 586
                                     ========            =====


NOTE 4. NETWORK CONSTRUCTION IN PROGRESS AND PROPERTY AND EQUIPMENT

     In 1999, the Company began deployment of its high-speed Ricochet networks in a number of markets in the United States. As of September 30, 2000, the Company had incurred and capitalized $441.9 million of costs associated with network deployment of the high-speed service. Network deployment costs include labor costs for site acquisition, radio frequency engineering, zoning and construction management, material costs for equipment and component inventory, as well as capitalized interest cost. Capitalized interest cost totaled $19.3 million as of the nine-month period ended September 30, 2000. As commercial high-speed service has been launched in nine markets thus far, $51.2 million of capital costs incurred and previously recorded as network construction in progress has been transferred to property and equipment and is being depreciated over an estimated useful life of four years.

NOTE 5. LONG-TERM DEBT, COMMON STOCK AND PREFERRED STOCK OFFERINGS

     In February 2000, the Company, together with its wholly owned finance subsidiary, Metricom Finance, Inc., as co-issuers and co-obligors, issued $300 million aggregate principal amount of 13% Senior Notes due 2010. Metricom Finance has no independent assets or operations. The Company has fully and unconditionally guaranteed the obligations of Metricom Finance, Inc. under the notes. Interest on the notes is payable on February 15 and August 15 of each year. The first interest payment was made on August 15, 2000. The notes will mature on February 15, 2010. The notes were offered together with warrants to purchase 1,425,000 shares of common stock of the Company at an initial exercise price of $87.00 per share. Each warrant enables the holder to purchase 4.75 shares of common stock and is exercisable on or after August 15, 2000. Each warrant was sold for $212.06 per each associated $1,000 principal amount of notes, and each note was sold for $787.94. The warrants will expire on February 15, 2010. Net proceeds to the Company from the notes and warrants offering was approximately $291.8 million, $73.1 million of which was deposited in a restricted pledge account to secure the payment of the first four scheduled interest payments on the notes.

     In February 2000, the Company issued 5,750,000 shares of common stock at $87.00 per share in a public offering. Net proceeds to the Company were approximately $473.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

     In November 1999, the Company issued and sold to WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition, each series has the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock accrete at approximately $2.7 million per year over the 10-year periods from the beginning aggregate net book value of $573 million up to the redemption value of $600 million. This accretion is charged against retained earnings (accumulated deficit).

NOTE 6. COMPREHENSIVE INCOME (LOSS)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     -------------------------
                                                        2000           1999
                                                     ---------       ---------
Net loss attributable to common stockholders ....    $(130,999)      $ (48,228)
Other comprehensive income/(loss):
    Unrealized holding loss on
      available-for-sale securities .............        (121)           --
                                                     ---------       ---------
Comprehensive income (loss) .....................    $(131,120)      $ (48,228)
                                                     =========       =========


NOTE 7. BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common equivalent shares from options and warrants to purchase common stock and from conversion of the convertible preferred stock have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

NOTE 8. SEGMENT REPORTING

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

     All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and UtiliNet. Ricochet designs and manufactures and markets wireless data communications solutions. UtiliNet manufactures and markets customer-owned networks and related products. In February 2000, UtiliNet technology was licensed to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. A summary of operating results by reportable operating segment in the third quarter of 2000 is as follows:

                                    NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                   --------------------
                                     2000         1999
                                   -------      -------
Ricochet Revenue ...............   $ 7,573      $ 8,689
Utilinet Revenue ...............     1,889        4,955
                                   -------      -------
    Total ......................   $ 9,462      $13,644
                                   =======      =======

Cost of Service Ricochet .......   $68,438      $12,734
Cost of Service Utilinet .......        --           --
                                   -------      -------
    Total ......................   $68,438      $12,734
                                   =======      =======

Cost of Product Ricochet .......   $ 2,838      $ 2,540
Cost of Product Utilinet .......     1,507        2,199
                                   -------      -------
    Total ......................   $ 4,345      $ 4,739
                                   =======      =======


NOTE 9. NEW ACCOUNTING STANDARDS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of 2000. The Company is currently determining the effect of SAB 101 on its consolidated results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a high-speed wireless data company. Our primary service offering, Ricochet, is one of the few products available today that offers high-speed mobile wireless access to the internet and to corporate networks. In the third quarter of 2000, we launched our new commercial high-speed Ricochet service, which operates at average speeds of 128 kbps, in nine markets across the United States. The high-speed service has now been launched in Atlanta, Baltimore, Dallas, Houston, New York (Manhattan), Phoenix, Philadelphia, San Diego and the San Francisco metropolitan areas. We continue to provide our 28.8 kbps Ricochet service in the San Francisco area as well as in Seattle and Washington D.C. metropolitan areas while these markets are under construction for the high-speed service. We continue to construct our high-speed networks in a total of 46 metropolitan areas in the U.S., including expansion of coverage in the markets that have already been launched. While we believe we are substantially on track with the overall national network deployment described in our 1999 Annual Report on Form 10-K, we have encountered delays in various markets relating to timeframes for zoning approvals, as well as utility agreement negotiations. In the fourth quarter, we expect to launch the high-speed service in one, possibly four, additional markets. Most, if not all, of the first twenty-one markets are expected to be launched by March 31, 2001.

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

     We currently derive substantially all of our revenues from subscription fees paid to us by users of our 28.8 kbps Ricochet service. In the near future, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which resell our high-speed service directly to their customers. In connection with the launch of our high-speed service, we have entered into an agreement with one of our channel partners, Wireless WebConnect!, to assume responsibilities for internet service, billing and customer support operations relating to our 28.8 kbps Ricochet service. As we deploy our high-speed network and launch our high-speed service, we expect our operating expenses to continue to increase significantly and to exceed revenues for the foreseeable future. We expect to generate substantial net losses to common stockholders for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

     Currently, we derive revenues from the sale of our services and products. We derive service revenues from Ricochet subscriber fees and Ricochet modem rentals, and we recognize these revenues ratably over the service period. We derive product revenues from the sale of Ricochet modems and recognize these revenues upon shipment.

     Total revenues decreased to $3.9 million in the third quarter of 2000 from $4.8 million for the same period of 1999 and to $9.5 million for the first nine months of 2000 from $13.6 million for the same period of 1999. The decline in 2000 was partly due to a decrease in product revenues. Product revenues declined to $1.9 million for the third quarter of 2000 from $2.3 million for the same period of last year, and to $2.9 million for the first nine months of 2000 from $6.5 million for the first nine months of 1999. The decline in 2000 resulted primarily from the licensing of our UtiliNet technology to Schlumberger. Included in product revenues in the third quarter of 2000 was approximately $1.3 million related to a one-time sale of Utilinet inventory to Schlumberger. The decline in product revenues in 2000 was also partly due to our strategic decision to restrict sales of our 28.8 kbps modems in order to focus on the launch of our high-speed service. Service revenues decreased to $2.1 million in the third quarter of 2000 from $2.5 million in the same period of 1999 and to $6.5 million for the first nine months of 2000 from $7.2 million in the same period of 1999. The decrease in the third quarter and first nine months was primarily the result of a decrease in UtiliNet service revenues. Ricochet service revenues in the third quarter of 2000 remained relatively flat compared with the third quarter of 1999, as a result of an increase in subscribers of the new high-speed service offset by a decrease in subscribers of the 28.8 kbps service. Total UtiliNet revenues decreased to $1.3 million in the third quarter of 2000 from $1.9 million in the same period of 1999 as a result of our licensing of our UtiliNet technology to Schlumberger. We expect that our UtiliNet revenues will be insignificant in the future as a result of our focus on the launch of our high-speed service.

     We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners that resell the high-speed service. We require each of our channel partners to charge its subscribers a flat rate for use of our service, although each channel partner will set the particular rate it charges its customers. We currently have five channel partner relationships. WorldCom, Juno Online Services, Wireless WebConnect!, GoAmerica and Aether Systems have all entered into agreements with us to sell our high-speed service to their customers. In our agreement with Worldcom, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our high speed service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, and potentially subject to pro-rata adjustment in the fifth year as a result of deployment delays experienced in certain markets thus far, the agreement specifies that WorldCom pay us the following minimum amounts during the first five years after we launch our service:

     First year...................    $   5.6 million
     Second year..................       40.6 million
     Third year...................       83.6 million
     Fourth year..................      117.4 million
     Fifth year...................      141.0 million

Notwithstanding the foregoing, if WorldCom's sales efforts result in fewer subscribers than WorldCom has agreed contractually to provide, but the number of subscribers provided by WorldCom and its authorized resellers nevertheless represent more than a specified percentage of our total users, WorldCom will pay us only the greater of a per-subscriber rate for each of its subscribers or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by WorldCom and its resellers represent less than the threshold percentage of our total users. In addition, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. We are currently assessing the impact that certain deployment delays we have experienced thus far may have on the minimum revenue commitment from Worldcom. Because the Worldcom revenue amounts specified above represent minimum commitments, the ultimate impact, if any, of deployment delays on total revenues from Worldcom cannot be predicted.

Cost of Revenues

     Cost of service revenues consists primarily of network operations costs and real estate management costs on network equipment. Network operations costs include the costs associated with the field managers, engineers and technicians who operate and maintain our high-speed network, as well as the costs associated with field offices we maintain, including our network operations centers. Network operations costs also include the telecommunications costs we incur to transmit data between our wired access points and network interface facilities and the Internet. Real estate management costs include the costs associated with the maintenance of lease agreements for our poletop radios, wired access points and network interface facilities and the ongoing rental payments for these sites. Real estate management costs also consist of the internal and external labor costs associated with maintaining right-of-way agreements in the markets where our network is currently deployed. In the third quarter of 2000, cost of service revenues included approximately $22.9 million of network operations costs and approximately $10 million of real estate management costs.

     Cost of service revenues increased to $32.9 million in the third quarter of 2000 compared with $4.6 million in the third quarter of 1999, and to $68.4 million for the first nine months of 2000 compared with $12.7 million for the same period of 1999. The significant increase in 2000 was due to increases in staffing, property, telecommunications and support costs associated with the deployment of our new high-speed service in various markets. Staffing of personnel who manage network deployment and operations increased by over 400% from approximately 100 at September 30, 1999 to over 400 at September 30, 2000. In the past year, we have entered into approximately 1,900 site leases for network equipment and opened up over twenty-five new operations field offices. We expect all components of our cost of service revenues to continue to increase significantly and rapidly as we expand the scope of our operations through the deployment of our high-speed network.

     Cost of product revenues consists primarily of the product costs associated with Ricochet modem product sales. Cost of product revenues in the third quarter of 2000 increased to $2.4 million from $1.4 million in the third quarter of 1999 and decreased to $4.3 million for the first nine months of 2000 from $4.7 million for the same period of 1999. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 212% for the third quarter of 2000 from 91% for the third quarter of last year and to 281% for the first nine months of 2000 from 106% for the same period of 1999. These increases were due to the commencement of volume shipments of high-speed Ricochet modems to our channel partners in the third quarter of 2000. As part of our marketing strategy, we frequently sell modems at prices below cost and below market in order to increase subscribers and service revenues. The average loss incurred on the current generation high-speed modems exceeds the loss on the 28.8 kbps modems that were sold in 1999. Consistent with the wireless services industry, we charge these losses to cost of goods sold at the time of shipment to our customers. If we valued the Ricochet GS modem inventory on hand at September 30, 2000 at its current selling price, cost of product revenues for the third quarter of 2000 would be increased by approximately $8.4 million. In the third quarter of 2000, net inventories increased by $18.6 million due to increased receipts of high-speed modems. We expect to sell these and additional modems to be received at prices below our cost. We therefore expect to continue to incur significant losses on modems in the future. In subsequent years, we anticipate that our channel partners may begin to purchase modems directly from our licensed third-party manufacturers.

Research and Development

     Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased to $13.2 million in the third quarter of 2000 from $8.1 million in the third quarter of 1999 and to $30.5 million for the first nine months of 2000 from $24.7 million for the same period of 1999. The increases in 2000 compared with 1999 were primarily due to increases in engineering activities associated with the development of our next generation of networking products and services. The increases also reflect an increase in costs incurred to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service. Right-of-way acquisition costs included in research and development for the first nine months of 2000 increased to $10.5 million from $8.4 million in the same period of 1999. We plan to continue to spend a substantial amount on staffing and support needed to obtain right-of-way agreements in markets under development. We intend to spend a substantial amount on the development of our networking products to reduce the cost of our system components, increase the speed and performance of our services and develop additional applications for our services. We also plan to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue to increase significantly in absolute dollars for the foreseeable future.

Selling, General and Administrative

     Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses increased to $10.3 million for the third quarter of 2000 from $4.8 million for the third quarter of 1999 and to $30.0 million for the first nine months of 2000 from $12.6 million for the same period of 1999. In the third quarter of 2000, selling, general and administrative expenses included approximately $6.5 million of sales and marketing expenditures. Approximately $4.2 million of the increase in selling, general and administrative expenses in the third quarter of 2000 was due to increased product marketing, advertising and public relations expenditures related to commercialization and launch of our high-speed service. Approximately $5.7 million of the increase in the first nine months was due to increases in administrative staff and the labor, travel and support costs associated with supporting the widespread deployment of our high-speed service. We expect selling, general and administrative costs to continue to increase significantly from historical levels as we continue our planned advertising campaign related to the launch of new markets of our high-speed service. We expect to spend about $15 million on advertising in the fourth quarter of 2000 and substantially more in 2001. We also expect to continue to expand our corporate and administrative infrastructure to support our planned growth.

Depreciation and Amortization

     Depreciation and amortization expenses increased to $3.9 million for the third quarter of 2000 from $1.1 million for the third quarter of 1999 and to $8.5 million for the first nine months of 2000 from $3.1 million for the same period of 1999. The increases resulted principally from the purchase and lease of over $35 million of property, plant and equipment, primarily computer equipment and software, since September 30, 1999. The increase in the third quarter also resulted from the start of depreciation on $51.2 million of network construction in progress that was transferred to property and equipment in the third quarter of 2000 as a result of the launching of high-speed service in nine new markets. We expect depreciation and amortization to increase substantially in the fourth quarter of 2000 and in future years as we continue to launch our commercial high-speed Ricochet service in new markets and expand our coverage in existing markets.

Interest and Other Income and Interest Expense

     Interest and other income increased to $17.6 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999 and to $51.4 million for the first nine months of 2000 from $0.6 million in the same period of 1999 due primarily to a significantly higher average balance of cash, cash equivalents and investments on hand in 2000. As a result of the November 1999 sale of our preferred stock for net proceeds of $573.2 million and the February 2000 sale of common stock, 13% senior notes due 2010 and warrants to purchase common stock, we have approximately $800 million in cash and investments on hand. We are using these cash resources to fund the deployment of our network, to fund operating losses and working capital requirements through the first two phases of our network deployment, and to fund interest on long-term debt and dividends on our preferred stock outstanding. Pending these uses, we have invested this cash in high-quality, short-term, interest-bearing securities. Accordingly, although in the short-term we expect to continue to generate a substantial amount of interest income, this interest income will decline rapidly over time as we use this cash.

     Interest expense decreased to $0.2 million in the third quarter of 2000 from $1.8 million in the third quarter of 1999 and increased to $11.2 million for the first nine months of 2000 from $4.6 million for the same period of 1999. The increase in interest expense in the first nine months of 2000 compared with the same period of 1999 was the result of our increase in outstanding debt, offset by a reduction of approximately $19.3 million as a result of capitalization of interest into network construction in progress. Due to our senior notes and warrants offering in February 2000, we have approximately $300 million in face value of outstanding debt. The senior notes require semi-annual cash interest payments, the first of which was paid August 15, 2000. We therefore will continue to incur a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future to fund our expansion plans, our interest costs will increase. Future interest and related charges on the 13% senior notes due 2010 are comprised of the following, in millions:

                                     Warrant
                                    Accretion         Total
                         Cash        and Fee         Interest
     Year              Interest    Amortization      Charges
     ----              --------    ------------      --------
     2000 ..........    $ 34.1        $ 5.6           $ 39.7
     2001 ..........      39.0          6.5             45.5
     2002 ..........      39.0          6.7             45.7
     2003 ..........      39.0          6.8             48.8
     2004 ..........      39.0          7.0             46.0
     2005 ..........      39.0          7.1             46.1
     2006 ..........      39.0          7.2             46.2
     2007 ..........      39.0          7.4             46.4
     2008 ..........      39.0          7.5             46.5
     2009 ..........      39.0          7.7             46.7
     2010 ..........       4.9          1.0              5.9
                        ------        -----           ------
           Total        $390.0        $70.6           $463.6
                        ======        =====           ======

Preferred Dividends

     In November 1999, we issued 60,000,000 shares of preferred stock to Vulcan Ventures Incorporated and WorldCom, Inc. for gross proceeds of $600 million. Each share of preferred stock bears a cumulative dividend at the rate of $.65 per year for the first three years after issuance, which we may pay in cash or in additional shares of preferred stock. We have historically paid and currently expect to continue to pay future dividends on the preferred stock in cash. Because the preferred stock sold to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement, we recorded an additional dividend of $31.8 million in the fourth quarter of 1999 to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to WorldCom is also deemed to have been issued with a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, this discount will be amortized over the 48-month period, which began in November 1999, during which this series of preferred stock becomes convertible into common stock at the holder's option. Accordingly, for both series of preferred stock in the aggregate, we will record preferred stock dividends in addition to our cash dividend on the preferred stock as follows, in millions:

                                          Beneficial
                                          Conversion
                             Cash          and Fee          Total
     Year                  Dividend       Accretion       Dividends
     -------               --------       ----------      ---------
     1999 .............    $    3.3        $  33.5         $   36.8
     2000 .............        39.0           12.8             51.8
     2001 .............        39.0           12.8             51.8
     2002 .............        35.7           10.5             46.2
     2003 .............          --            5.3              5.3
     2004 .............          --            2.7              2.7
     2005 .............          --            2.7              2.7
     2006 .............          --            2.7              2.7
     2007 .............          --            2.7              2.7
     2008 .............          --            2.7              2.7
     2009 .............          --            2.4              2.4
                           --------        -------         --------
           Total ......    $  117.0        $  90.8         $  207.8
                           ========        =======         ========


     Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten-year period from the beginning aggregate net book value of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit). In the third quarter of 2000, preferred dividends included $9.7 million of accrued dividends payable, $2.5 million of beneficial conversion privilege and $0.7 million of accretion related to the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and capital expenditures primarily through the public and private sale of equity and debt securities. In 1996, we completed a private placement of 8% Convertible Subordinated Notes due 2003 with net proceeds of approximately $43.4 million. In January 1998, we completed a private placement of common stock with Vulcan Ventures with net proceeds of approximately $53.7 million. In November 1999, we completed a private placement of redeemable convertible preferred stock with Vulcan Ventures and WorldCom with net proceeds of approximately $573 million. In February 2000, we completed a public offering of common stock with net proceeds of approximately $473 million and a public offering of 13% senior notes due 2010 and warrants to purchase common stock with available net proceeds of approximately $219 million, after establishing the required reserve to secure the first four interest payments on the notes. This amount of indebtedness could adversely affect our business, for example, by requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness or limiting our ability to acquire additional financing in the future. See "Risk Factors - We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations" in our 1999 Annual Report on Form 10-K.

     Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of September 30, 2000, we had incurred $469 million of cumulative net losses. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Including network construction in progress, capital expenditures were $163.9 million during the third quarter of 2000. Network construction in progress at September 30, 2000 included approximately $19 million related to the purchase of component inventory located at our vendors. We expect that our vendors holding this inventory will use these components in the manufacture and assembly of network equipment for us in the next two quarters. We expect that capital expenditures will significantly increase in the future as a result of our ongoing deployment and commercialization of the high-speed network.

     Our principal uses of cash for the foreseeable future will be to fund the deployment of our high-speed network, to fund operating losses and to pay interest on our debt securities issued in February 2000, as well as dividends on our preferred stock. Based on our current projections, we believe that our cash, cash equivalents and unrestricted investments of approximately $714 million as of September 30, 2000 will be sufficient to fund the first two phases of our network deployment. We believe that, in addition to the funds on hand at September 30, 2000, we will require additional cash resources of approximately $500 million to enable us to complete the three-phase deployment of our network, as well as for the other purposes described above. However, the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although it is not our current intention to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider complementary to our business. We cannot assure you that the additional capital we will require to complete the third phase of our network deployment or for these other purposes will be available on commercially reasonable terms or at all. If we are unable to secure additional financing as necessary, we may need to delay or curtail our expansion plans. See "Risk Factors -- We will require significant additional capital in the future to fund our continuing development, deployment and marketing of our high-speed network and service" in our 1999 Annual Report on Form 10-K.

     Our current and future operations will require substantial capital investments for the purchase of our network equipment, which consists primarily of network radios, wired access points and network interface facilities. Significant labor costs associated with deploying our network equipment include design of the network, site acquisition, zoning, construction and installation of equipment. In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network in the first 21 markets. At September 30, 2000, we had outstanding commitments to purchase approximately $289 million of network equipment and related labor from these suppliers. In October 2000, we entered into agreements with American Tower, Delta Groups Engineering, Divine Tower International, and Whalen & Company to assist us with network deployment in 25 additional markets.

     We expect to incur significant expenditures to procure high-speed modems in the future. We have agreed to purchase 57,700 modems from our current modem supplier, Alps Electric (USA), Inc., in 2000, representing a commitment of approximately $24 million. As of September 30, 2000, we had received approximately 31,700 modems from Alps. In January 2000, we entered into a two-year agreement with NatSteel Electronics, Ltd. for the purchase of additional modems, under which we currently have outstanding commitments to purchase 150,000 at a cost of approximately $34 million. In November 1999 and October 1999, we entered into agreements with Sierra Wireless and Novatel, respectively to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless and Novatel to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately $68 million. We anticipate that deliveries from Sierra Wireless and Novatel will begin in early 2001. In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate the Ricochet modem technology onto a microchip set.

OUTLOOK

     In addition to certain forward-looking statements, which involve risks and uncertainties, made in various other parts of this document, we make the following forward looking statements. For more information, see the "Special Note on Forward-Looking Statements" on Page 3 of this document.

     We expect to have 30,000 to 45,000 Ricochet subscribers by December 31, 2000. We expect average revenue per user (ARPU) to be in the range of $25 to $35 per month through December 31, 2001.

     We expect earnings before interest, taxes, depreciation and amortization to be a loss in the range of $75 to $100 million for the fourth quarter of 2000.

     We expect capital expenditures for the 46 market build-out to be in the range of $1.0 billion to $1.2 billion by the end of 2001, at which time nearly all, if not all, construction on these markets for initial coverage is expected to be complete.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio, long-term debt and redeemable convertible preferred stock outstanding. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. We performed a sensitivity analysis to assess the impact of a change in interest rates. In the analysis, the fair value of our investment portfolio would not be significantly impacted by a 100-basis point change in interest rates, due primarily to the floating rate, short-term nature of our portfolio. The fair value of our redeemable convertible preferred stock would not change materially in the event of a 100-basis point change in interest rates, due primarily to the relatively short-term nature of its 6.5% dividend obligation. We estimate that the fair value of our long-term debt would decrease or increase by approximately $8 million in the event of a 100-basis point increase or decrease, respectively, in interest rates.

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

                                        METRICOM, INC.
                                        (Registrant)



Date: November 13, 2000                 /s/ TIMOTHY A. DREISBACH
                                        ----------------------------------------
                                        Timothy A. Dreisbach
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)


                                        /s/ JAMES E. WALL
                                        ----------------------------------------
                                        James E. Wall
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
  27.1         Financial Data Schedule