Form 10-K/A
period 1999-12-31
METRICOM INC / DE
filed 2000-12-22
CIK 884318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended                        Commission file number
              December 31, 1999                                   0-19903

                            ------------------------

                                 METRICOM, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      77-0294597
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      EXPLANATORY NOTE TO AMENDMENT NO. 1

     Amendment No. 1 makes the following changes to Item 1 of this Form 10-K:
(i) to revise the first sentence of the first paragraph of "Overview;" (ii) to add the number of users of our service as of September 30, 2000; (iii) to add a description of the second phase of our deployment plan to the fourth paragraph of "Overview" and the second paragraph of "Our Strategy;" (iv) to revise and update the risk factors throughout; and (v) to change the references from "MCI Worldcom" to "Worldcom" throughout. Except as otherwise stated herein, all information contained in this Report on Form 10-K was current as of the date of filing of the original Report on March 24, 2000 and has not been updated by Amendment No. 1.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to the timing and coverage of our planned network deployment, the launch of our high-speed service, our market opportunities, our strategy, our anticipated revenues from WorldCom, our ability to enter into agreements with new channel partners, our competitive position, our management's discussion and analysis of our financial condition and results of operations and the timing and extent of our funding needs. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. The section captioned "Risk Factors" appearing in this Annual Report on Form 10-K describes those factors that we currently consider material and that could cause these differences. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

                                     PART I

ITEM 1 -- BUSINESS.

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

OVERVIEW

     We are a leading provider of mobile wireless data access to corporate networks and the Internet, based on the data rates provided to users of our service. We began offering our commercial service, marketed under the Ricochet brand name, in September 1995. Ricochet service is now available in the San Francisco Bay Area, in the Seattle and Washington D.C. metropolitan areas; parts of Los Angeles and New York; and in certain airports and corporate and university campuses. Ricochet's customers include individuals, corporations, educational institutions and federal, state and local governments. As of September 30, 2000, there were approximately 25,900 Ricochet subscribers. Our current networks use unlicensed spectrum and provide end users with speeds comparable to commonly used wired modems and, to our knowledge, faster than other mobile wireless wide area data communications networks.

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

     In November 1999, WorldCom, Inc., and Vulcan Ventures Incorporated, the private investment vehicle of Microsoft Corporation co-founder Paul Allen, each purchased shares of our preferred stock for $300 million in cash, providing us with funds to commence the deployment of our high-speed network. In addition, WorldCom has entered into an agreement with us to sell subscriptions to our service and has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, subject to the timely deployment of our network, our ability to meet agreed performance standards and our ability to attract a significant number of subscribers through other channel partners. This relationship provides us with immediate access to a large and sophisticated sales force that has experience selling products and services to businesses and consumers in our target market.

     We plan to deploy our high-speed network in three phases. We plan to launch our high-speed service during the late summer of 2000, and we expect that our initial service areas will cover a total population of approximately 62 million. In the second phase, we plan to expand our coverage to additional markets and, at the end of the second phase, we expect our network to cover a cumulative population of approximately 80 million. After the third phase of our deployment, which we plan to complete by the end of the summer of 2001, we expect our service areas to cover a cumulative population of at least 100 million. As of September 30, 2000, there were 25,900 users of our service.

     When we launch our service, we plan to use channel partners to sell subscriptions to our service, bill our users and provide the first level of customer support. Currently, we have entered into an agreement with one channel partner, WorldCom. We intend to co-brand our service with WorldCom at our expense. We believe that co-branding our service with WorldCom, together with our own independent promotional activities, will help us significantly increase user awareness of our brand and will make us a more attractive service for other potential channel partners. We are seeking to enter into agreements with other channel partners that, like WorldCom, have experience selling products and services to businesses and consumers in our target market. Potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers.

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

                         RISKS RELATED TO OUR BUSINESS

     We have refocused our business on a new service for which consumer demand is uncertain and which we have limited experience operating.

     We have only recently placed our new high-speed network into commercial operation and we cannot reliably project potential demand for our high-speed service, including whether there will be sufficient demand at the prices we need to be profitable. We cannot reliably predict demand because the market for mobile wireless data access services is in the early stages of development and critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the demand for our high-speed service. In addition, unlike with our prior service, we are not selling our high-speed service directly to users. Instead, we have implemented a business strategy that relies on channel partners to sell our new service to customers.

     The success of our business ultimately will depend upon the acceptance of our high-speed service by users who subscribe to our service through our channel partners. Because we are offering a service for which there is only a limited market today, we bear the risk that our channel partners will not generate sufficient revenue for us to recoup the substantial expenditures we will make to deploy and commercially launch our network. Moreover, if the user base for our high-speed service does not expand at the rate required to support the planned deployment of our network, our revenue and business will suffer, and we may be unable to complete our national deployment. In addition, competition to provide wireless data access services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

     We must deploy our high-speed network in a limited time in order to compete effectively and attract users. We may be unable to attract users and compete with other data access providers if we do not rapidly deploy our high-speed network.

     Competitive factors require that we deploy our high-speed network rapidly. If we are unable to meet our aggressive deployment schedule, we may be unable to attract users and compete with other data access providers. We plan to deploy our high-speed network in major metropolitan markets throughout the U.S. at a rate that we believe has never been attempted. We believe we must introduce our service in a limited amount of time because of increasing competition from other data access providers that are developing competing or similar services.

     We have experienced delays in deployment in some markets.

     We have encountered delays in the deployment of our high-speed network in some markets due to municipality approvals and utility agreement negotiations. If we continue to experience delays in any markets or are required to reduce the number of markets in which we launch operations or if we are unable to meet continuing deployment needs, such as continuing to deploy network radios and wired access points to maintain performance levels, our business will suffer and the trading prices for our securities could decline, perhaps substantially. We initially planned to launch our high-speed service in 12 markets during the late summer of 2000. By the end of the summer of 2000, we had deployed our service in nine markets. Although we had planned to launch our service in Chicago and Los Angeles as part of our initial launch phase, we did not launch in these markets during that phase due to delays in obtaining zoning approvals and negotiating utility agreements. In addition, in one market, New York City, we have not deployed our service in all areas of the market because of delays in obtaining necessary local regulatory clearances. In Washington, D.C. and Seattle, two of our initial launch markets, access is available only at 28.8 kilobits per second as we continue construction of the network infrastructure for our high-speed service.

     There are numerous contingencies involved in deploying our network, some of which are outside of our control. Unfavorable or untimely resolution of these contingencies could lead to further delays in our deployment in some markets.

     In order to complete our network and continue to offer our high-speed service to users in our targeted metropolitan markets, we must successfully achieve a number of regulatory, design and implementation objectives. We may not be able to meet these objectives on a timely basis or at the cost that we have assumed, or at all. Deployment of our high-speed network involves various risks and contingencies, many of which are not within our control, including:

     - delays or refusals by local governments or other third parties to enter into the agreements we need to deploy our network, such as in the Chicago, Los Angeles and New York markets;

     - inability of third parties on whom we depend to meet delivery schedules;

     - failure of our network to perform as expected;

     - hardware reliability and performance problems;

     - failure to receive, or loss of, necessary Federal Communications Commission certification; and

     - changes in existing laws and regulations.

     In addition, as we transition to our high-speed service in markets like New York and San Francisco where our 28.8 kilobits per second service is in use, users of our new high-speed service may experience difficulty in receiving and maintaining our higher speed service and may occasionally be routed to the 28.8 service. As we complete our network, we will be implementing system modifications that should eliminate these high-speed service interruptions. If we are not able to minimize or eliminate these disruptions, our ability to attract users of our high-speed service in these markets could be severely affected and our business could be harmed.

     Our success depends, in part, on our ability and the ability of our channel partners to market our service.

     We expect that a substantial marketing effort will be necessary to stimulate demand for our high-speed service. As we launch our high-speed network, we expect that our channel partners will be marketing our service to their customers and other potential users of our service. We also are undertaking a marketing plan to attract users to our service. We cannot be certain that these marketing efforts will be successful and attract the users that we will need to sustain our growth, business and operations. If we or our channel partners are unable to market our high-speed service successfully, or at all, our ability to attract users will be adversely affected and our business will be harmed.

     We depend substantially on third parties to deploy our high-speed network on a timely and cost-effective basis.

     We depend heavily on third parties to meet our deployment schedule. If any of these third parties has difficulty performing, or is unable to perform, its obligations in accordance with our schedule and projected costs, the deployment of our high-speed network could be delayed and we could be forced to incur substantial unanticipated costs.

     We need to obtain rights-of-way from local municipalities, public utilities and other governmental entities to locate our poletop radios.

     The development, expansion and operation of our network depend to a significant degree on our ability to obtain and maintain rights-of-way for the location of our poletop radios from local municipalities, public utilities or other local government entities. We have faced delays and may face future delays or rejections in attempting to obtain the approvals and agreements necessary to deploy our network and commercially launch our service. For example, in the Chicago, Los Angeles and New York markets, variations in local regulations, including zoning and franchise fee regulations, have delayed our obtaining agreements we need in order to install our poletop radios. If these site agreements are not executed in a timely manner and on commercially reasonable terms, or at all, we will be required to seek alternative sites, such as commercial buildings, residential dwellings or similar structures, from which to deploy network radios. Deploying a large area in this manner could be time-consuming and significantly more expensive than installing poletop radios on street lights and may be restricted or prohibited by one or more municipalities.

     We need to lease space on rooftops or towers from third parties to install our wired access points.

     The deployment of our service also depends on our ability to lease space for our wired access points on building rooftops or on transmission towers owned by third parties, and there is substantial competition from a variety of communications companies for these sites. We employ third parties to locate appropriate sites and negotiate leases on our behalf. If these third parties are unable to identify and negotiate these leases on terms favorable or acceptable to us, the deployment of our network will be impaired. The rate at which we are acquiring these leases has been slower and the cost of acquiring these leases has been higher than we anticipated. Consequently, we must commit more time, effort and capital resources to acquiring these leases in order to meet our deployment plans.

     We depend on third-party suppliers to deliver key components of our network.

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

     We depend on third-party suppliers to provide circuits necessary to deploy our networks.

     We depend on third-party suppliers to provide data communications circuits required to deploy our network. To date, we have experienced some delays in obtaining data communications circuits from vendors. These delays have negatively impacted both the commercial launch dates and the size of coverage areas of some of the markets we have launched thus far, as well as some markets that are currently under construction. If we do not obtain data communications circuits on a timely basis, we may be required to delay commercial launches of future markets, launch markets with smaller than optimal coverage areas, or both.

     We use contractors to install and construct our network.

     We have outsourced the physical construction of our high-speed network to a small number of contractors and our reliance on these contractors reduces our control over deployment schedules, quality assurance and costs. The failure of these contractors to complete the installation of our network on a timely, cost-effective basis could delay the deployment of our network, which would damage our business and prospects. We rely on these third parties, among other things, to install our poletop radios and wired access points, deliver and install circuits at our wired access points and network interface facilities, establish and maintain our connection to corporate networks and the Internet and provide radio frequency engineering. The successful and timely deployment of our network by these parties will be subject to numerous factors, including the supply of labor, materials and equipment, as well as prevailing weather conditions.

     We may rely heavily on one channel partner, WorldCom, to provide a substantial portion of the subscription sales and customer support critical to our success.

     We have agreements with five channel partners, one of which is WorldCom. WorldCom has not commenced the active sale of our service to customers. If WorldCom does not sell our service as effectively as anticipated or if WorldCom terminates its agreement with us, now or in the future, it could disrupt our operations, adversely affect our sales and harm our competitive position and our business. Although WorldCom is only one of several channel partners, we may be heavily dependent on WorldCom to sell subscriptions to our service because it is our largest channel partner and is the only one with national brand name recognition. Our agreement with WorldCom is non-exclusive, allowing it to market and sell the services of our competitors, and WorldCom may terminate the agreement without penalty if we breach our material obligations under the agreement. We believe that the extent to which WorldCom devotes resources to marketing and selling our service will substantially affect the development of our user base. We cannot predict whether WorldCom will sell our service effectively or, even if it does, whether it will decide to support future competing technologies in preference to ours.

     WorldCom may reduce or cancel its obligations to us if we fail to meet performance thresholds.

     If we do not satisfy specified performance targets under our WorldCom agreement, WorldCom could reduce or terminate its payment obligations or suspend or terminate any sales and marketing services we receive under our agreement with WorldCom, which would impair the growth of our user base and adversely affect our business and results of operations. Although WorldCom has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, our agreement with WorldCom provides that if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in the agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. We currently are assessing the impact that the deployment delays we have experienced thus far may have on our minimum revenue commitment from WorldCom. Because the WorldCom revenue amounts represent minimum commitments, the ultimate impact, if any, of our deployment delays on total revenues from WorldCom cannot be predicted. In addition, in the event that, in any agreement year, subscribers provided by WorldCom represent more than a specified percentage of our total subscribers, then WorldCom's guaranteed revenue commitment for that agreement year could be reduced. If we fail to correct any deficiency for sustained periods of time, WorldCom may suspend its obligations to us or terminate the agreement.

     We must enter into agreements with channel partners to sell our service to users and provisions in our agreement with WorldCom and our standard channel partner agreement could deter potential channel partners from entering into agreements with us.

     We are seeking to enter into non-exclusive agreements with other channel partners to sell our service to users. If we are unable to establish additional agreements with appropriate channel partners at the rate needed to keep pace with the growth of our network, or at all, the growth of our customer base and revenues will be reduced. Our agreement with WorldCom contains provisions that may deter other potential channel partners from entering into agreements with us or limit the number of potential users to which our service is marketed. For example, our agreement with WorldCom contains a "most favored nation" clause, which assures WorldCom no less favorable terms than we grant any other channel partner. The agreement also restricts us and other channel partners from marketing our service to three specified entities to which WorldCom may seek to resell our service. In addition, our standard agreement with channel partners requires them to offer our service at a flat rate that each channel partner will determine. This provision could allow a single channel partner to undercut our other channel partners, which could deter potential channel partners from entering into agreements with us.

     The success of our service depends, in part, on our ability and the ability of our channel partners to provide adequate customer support.

     As we launch our high-speed network, we are relying on our channel partners to provide the initial level of customer support, which we will supplement with higher level technical support. We cannot be certain that either we or the users of our service will be satisfied with the performance of any channel partner with which we enter into an agreement. If we or our channel partners are unable to provide adequate customer service, our ability to retain users could be adversely affected and our reputation and business could be harmed.

     We will require significant additional capital in the future to fund the continuing development, deployment and marketing of our high-speed network and service.

     Based on our current projections, we believe that, in addition to the funds currently on hand, we will require additional cash resources of approximately $500 million to enable us to complete the three-phase deployment of our network, as well as for other general corporate purposes, including the payment of interest and dividends on outstanding securities. Based on our current projections, we believe our cash, cash equivalents and unrestricted investments of approximately $714 million as of September 30, 2000, will be sufficient to fund the uncompleted portion of the first two phases of our network deployment. We will need additional funds to complete the third phase of our network deployment, and the funds we may actually require to complete any phase of the deployment may vary materially from our estimates. For example, we could incur unanticipated costs or be required to alter our plans to respond to changes in competition or other market conditions, which could require us to raise additional capital sooner than we expect. We also could require additional funds if we decide to depart from our current business plan or if we experience unforeseen delays, regulatory changes, cost overruns or other unanticipated expenses. In addition, we could require additional funds if we elect to pursue possible acquisitions of complementary businesses or technologies, or acquire licensed spectrum or license, acquire or invest in new products or technologies, none of which is provided for in our current budget.

     Any of the foregoing events could require us to raise additional capital through the sale of equity securities or the incurrence of additional indebtedness in private or public financings. We cannot assure you that additional financing will be available on terms favorable to us, if at all. In addition, Vulcan Ventures' control position and WorldCom's large investment in us may deter investors who otherwise might have provided financing to us. Furthermore, neither Vulcan Ventures nor WorldCom is obligated to provide us with additional funds. If we are unable to secure additional financing, we may be required to delay or abandon our expansion plans, which could limit or prevent the implementation of our business strategy. Moreover, the sale of additional equity or equity-linked securities could be dilutive to holders of our common stock warrants and other securities.

     We expect to continue to generate losses as we continue to deploy, develop and market our network and service.

     We have a history of losses and expect to incur additional losses in the future. If we are unable to achieve or sustain profitability or positive cash flow from operating activities, we may be unable to develop our network or conduct our business effectively or competitively. Expenditures associated with developing our high-speed service have contributed substantially to our cumulative net losses of approximately $469 million as of September 30, 2000. We expect to incur significant operating losses and to generate negative cash flow from operating activities during the next several years while we continue to develop and deploy our network, market our high-speed service and build our user base. We cannot assure you that we will be able to achieve or sustain profitability.

     Our quarterly operating results are likely to fluctuate significantly, particularly in light of the uncertain demand for our service.

     As we continue to deploy our new high-speed service in additional markets, our operating results are likely to fluctuate significantly. As a result, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors, which could cause the trading prices of our securities to decline, perhaps substantially.

     We are unable to forecast our revenues with certainty because of the unknown demand for our high-speed service and the emerging nature of the mobile wireless data access industry. Our revenues could fall short of our expectations if we experience delays in building out our network or entering into agreements with additional channel partners. We have limited experience marketing our new service or operating the high-speed network through which the service is provided. This lack of experience could cause us to inaccurately estimate the demand for our new high-speed service, which would adversely affect our results of operations.

Our operating results may fluctuate as a result of the factors described below and elsewhere in these "Risk Factors," including:

     - unanticipated costs of building our network;

     - delays in the introduction of our service into new markets;

     - changes in the rate of market acceptance of our high-speed service;

     - new offerings of, and pricing strategies for, competitive services;

     - changes in the regulatory environment; and

     - general economic conditions, as well as economic conditions specific to the data access markets.

     We rely on a limited number of suppliers to provide the modems through which our users access our service and therefore, if our modem supply was reduced or interrupted our business would be harmed. Also, our business could be disrupted and we could incur substantial costs if our modem suppliers do not provide enough modems to meet the demand for our service or if there is not enough demand for our service to meet our suppliers' minimum commitments.

     We depend on a limited number of third-party manufacturers to develop, assemble and manufacture our modems. If any of our modem suppliers were to experience financial, operational, production or quality assurance difficulties, allocate resources to others in lieu of us or experience a catastrophic event that results in a reduction or interruption in supply of modems, our business would be impaired. In addition, if these manufacturers are not able to keep pace with production schedules, our operations will be disrupted.

     We may need to arrange for an additional supply of modems to meet forecast demand for subsequent periods. If we cannot secure arrangements for the manufacture of additional modems beyond the initial period, our channel partners may be unable to secure new subscribers to our service, which would harm our competitive position and our business. Further, if our channel partners sell more subscriptions than we anticipate or if we decide to accelerate deployment of our high-speed network, our presently anticipated supplies may prove inadequate. We cannot assure you that, if any of these events occurs, modems from alternate suppliers will be available at favorable prices, if at all. Additionally, under agreements with our existing modem supplier and three new modem suppliers, we have committed to purchase a minimum number of units in the first year of deliveries and to reimburse these suppliers for a portion of their development costs. Consequently, if consumer demand for our service is less than we currently anticipate, we could owe a substantial amount, up to approximately $100 million in the aggregate, to these modem suppliers.

     Our manufacturers may experience shortages of supply of components for our poletop, network radios, modems or other products, which could involve substantial cost and delay and reduce availability of our service.

     Some of the component parts that our manufacturers use in our products, including our modems and network radios, are available only from sole or limited source vendors. For example, in early 2000, an industry-wide component shortage caused delays to the production of our poletop and network radios assembled under contract by Sanmina Corporation, which resulted in delays to our network deployment. If our manufacturers are unable to obtain sufficient components, we may need to reconfigure our modems or radios, which could involve substantial cost and delay and limit availability of our modems or radios necessary for the deployment of our network. This could further delay our deployment, which would reduce the availability of our service to users and harm our business. Our manufacturers' reliance on sole or limited source vendors involves risks, including the possibility of a shortage of key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. If the global supply shortage continues, or if our other manufacturers are unable to obtain components, we may experience further delays and may not be able to timely deploy our network, which could have an adverse effect on our channel partners' ability to market our service.

     We depend on a network infrastructure largely maintained by third parties and subject to disruption by events outside our control.

     Our success will depend upon the adequacy, reliability and security of the networks used to carry data between our network and corporate networks and the Internet. If there is any failure of the Internet backbone, our network interface facilities or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, our service could be interrupted and our business and results of operations could be adversely affected. Because the networks used to carry the data are owned or controlled by third parties, we have no control over their quality and maintenance. Currently, we have agreements with UUNet, a subsidiary of WorldCom, and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet. Our operations also depend on our ability to avoid damages from fires, earthquakes, floods, power losses, communications failures, network software flaws, transmission cable cuts and similar events. The occurrence of any of these events could disrupt our service and harm our business.

     The data access market in which we operate is highly competitive and includes a number of companies that have more resources and brand name recognition than we do, which may affect our ability to attract and maintain users of our service.

     Competition in the market for data access and communications services is intense, and increasing competition may force us to reduce prices, which would result in reduced gross margins and cause us to lose market share, any of which could harm the growth of our business and our results of operations. A number of privately and publicly held communications and data access companies, such as Qualcomm, Inc. and Sprint Corp., have developed or are developing new wireless and wired communications and data access services and products using technologies that may compete with ours. Some of these services have operated for many years and are already broadly deployed in major markets and well-recognized. Many of these companies have significantly greater resources, more established brand names and larger customer bases than we do. In addition, several companies in various other industries, such as the satellite communications industry, are expected to enter the market for high-speed data access in the future. Further, we may face competition from Internet service providers that could offer Internet, online or data access services at prices lower than those offered by our channel partners, which could limit our ability to increase our user base and cause us to obtain lower than anticipated selling prices or incur additional selling, marketing and product development expenses.

     The data access market is constantly evolving, with faster and more effective products introduced regularly. We must continually develop and implement new products and services that keep pace with technological advances. If we do not, our products may become non-competitive or obsolete, impairing our ability to compete for customers.

     The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wireline industries as customers demand greater speed and increased access and mobility. If we do not develop new technologies or systems in a timely manner upon the introduction of alternative technologies, our products and services may become non-competitive or obsolete and we may lose users to competing service providers. Our success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet changing user requirements and evolving industry standards. For example, wired data access technologies, such as digital subscriber lines, may provide faster data rates than our high-speed network and this may affect user perceptions as to the attractiveness of our wireless service. Increased data rates also may result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides.

     We may not effectively manage our growth into new geographic markets, which could impede our ability to expand our business and deploy our nationwide network.

     Our plans call for us to expand into 46 markets over a relatively short period of time, requiring us to manage a number of operations in geographically dispersed locations with which we have little or no prior experience. If we are unable to manage effectively our expected rapid growth and development, or if we experience difficulties in managing the deployment of our network, such as the delays in deployment we have experienced related to local regulatory approvals, our business, results of operations, reputation and prospects for growth could be harmed. As we deploy our network, we will have to manage the design, deployment, installation, maintenance and support of a nationwide mobile wireless data access network, as well as the coordination and support of our channel partners.

     In addition, management of our growth will require, among other things:

     - continued development of our financial and management controls and management information systems, including our fixed asset management and billing systems;

     - accurate assessment of potential markets;

     - stringent cost controls;

     - increased marketing activities; and

     - retention of qualified personnel and training of personnel and third parties on whom we depend to deploy and maintain our service.

     We will need to offer our products at competitive prices and, to realize this objective, we must achieve cost reductions for our products and components.

     If we are to become profitable, our products and components must be manufactured in large quantities at competitive cost and quality. If we do not achieve significant product and component cost reductions, our competitive position and our ability to achieve profitability could be impaired. We are currently working with several companies to develop low-cost personal computer card modems, as well as smaller and lower cost external modems. If we are unable to develop these modems at a low cost, we may be unable to achieve the cost structure we anticipate in our business plan. Even if we achieve low-cost production, we must have adequate lead times and production capacity to meet user demand for our service in order to increase revenues and achieve profitability.

     We may be unable to adequately protect our proprietary rights or to obtain adequate rights to use proprietary information related to the technology used in our products.

     We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. If these protections do not adequately protect our proprietary rights, we could lose valuable assets or become involved in costly litigation. Our patents may not preclude competitors from developing equivalent or superior products and technology. We also have pending patent applications relating to our technology. We cannot assure you that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. Our trademarks may also be challenged, and we may be precluded from using trademarks that users identify with our service, thus frustrating the ability of our channel partners to market our service. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop equivalent proprietary information or otherwise gain access to or disclose our information. We cannot assure you that the confidentiality agreements upon which we rely will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential information or prevent our trade secrets from otherwise becoming known to or independently discovered by our competitors.

     Intellectual property infringement claims against us could be costly and time consuming to defend and could result in the loss of valuable assets. Our commercial success may also depend in part on our not infringing the proprietary rights of others or not breaching technology licenses that cover technology we use in our products. If claims are made, even if they are not meritorious, costly litigation could result, which could divert management attention, preclude sales of affected products or services and reduce resources. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If these licenses are required, we may be unable to obtain them on commercially favorable terms, if at all. If we are unable to obtain licenses to any technology required to effectively deploy or market our products and service, our business could be harmed.

     We are subject to telecommunications industry regulations and are required to obtain regulatory approvals and abide by regulatory restrictions that affect how we operate our business. Changes to the regulatory scheme or our ability to obtain approvals or comply with regulations could adversely affect the nature and extent of the service we offer.

     Many aspects of our products and service are subject to regulation at the federal, state and local levels. From time to time, the regulatory entities that have jurisdiction over our business adopt new or modified regulations or take other actions as a result of their own regulatory processes or as directed by other governmental bodies. This changing regulatory environment could adversely affect the nature and extent of the service we are able to offer.

     On the federal level, the FCC regulates our license-free equipment and operations, as well as the licensed operations and equipment that we deploy as part of our network. We may not be able to secure the necessary FCC approvals for the equipment that we intend to deploy, and the approval process could result in delays or additional costs. In the frequency bands where we operate on a license-free basis, the FCC requires that we not cause harmful interference to licensed users in the band. In our licensed frequencies, we are subject to an FCC requirement that we not cause interference to certain services operating in nearby bands. Satisfying these requirements could involve substantial time and expense and, if we fail to satisfy them, could lead us to curtail our operations in the affected locations.

     In the license-free spectrum, we operate on a co-equal basis with other license-free users and must accept any interference present in the bands. Even in our exclusive, licensed frequency bands, our operations may be subject to interference. Excessive harmful interference in either the licensed or license-free frequency bands could discourage users from subscribing to or retaining our service, which would harm our reputation, affect our competitive position, and impair our business and results of operations.

     We may desire or, as a result of changes in regulations, be required to seek to operate in other license-free or licensed frequency bands. We may not be able to obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. In addition, redesigning our products to operate in other frequency bands could be expensive and time-consuming, and may not result in commercially viable products.

     On the state and local levels, some jurisdictions may attempt to impose additional regulatory requirements, including regulating the terms and conditions of our service. This regulation could hinder or limit the flexibility that we have to respond to changes in the markets we serve, thus adversely affecting our business and results of operations.

     Our success depends on our retention of key personnel and our ability to attract additional key employees.

     We believe our success will depend largely on our ability to attract and retain highly skilled engineering and managerial personnel. If we are unable to retain our management and engineering staff or if we fail to attract additional key personnel, we may have difficulty implementing our business plan, which would adversely affect our ability to expand our business. The industry in which we operate is characterized by intense competition for these personnel and a high level of employee mobility. Many of our key employees hold stock options that are vested or may be fully vested before we achieve significant revenues or profitability. We intend to grant additional options and provide other forms of incentive compensation to attract and retain our key personnel, but we cannot guarantee these efforts will be successful.

     We may not be able to expand into foreign markets if we are unable to locate international partners. If we do expand overseas, we will become subject to risks associated with doing business internationally.

     We are currently at the early stages of evaluating international expansion opportunities and, to date, we have not generated any revenues outside the United States. Any international expansion plans we pursue could fail if we are unable to locate qualified local suppliers and other third parties to deploy our network or if we cannot establish agreements with channel partners to promote our service in foreign markets. In addition, deployment of our network and expansion of our service internationally could subject us to burdens of complying with a variety of foreign laws and trade standards, particularly regulatory requirements affecting wireless data and Internet access services, complexities related to obtaining agreements from foreign municipalities and third parties to deploy our network, foreign taxes and tariffs, as well as financial risks, such as those related to foreign currency fluctuations. In addition, there is greater uncertainty regarding protection and enforcement of intellectual property rights in certain foreign countries and we may not be able to adequately protect our intellectual property rights. If we expand internationally, we also will be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The risks associated with international expansion could adversely affect our ability to expand our business.

                     RISKS RELATED TO OUR CAPITAL STRUCTURE

     Our principal stockholders can control or may be able to exert substantial influence over us, and we may experience significant conflicts of interest with them.

     After assuming conversion of all of our outstanding preferred into common stock, Vulcan Ventures would hold approximately 43% of our common stock and WorldCom would hold approximately 33% of our common stock, based on capital stock outstanding on September 30, 2000. In addition, as holders of our preferred stock, Vulcan Ventures and WorldCom each has the right to elect one director. Vulcan Ventures, by reason of its large common stock holdings, will continue to have the ability to control most matters submitted to a vote of our stockholders, including significant corporate transactions and the election of a majority of our board of directors. Moreover, in light of WorldCom's substantial preferred stock holdings and right to elect one director, WorldCom may be able to substantially influence actions we take.

     Conflicts of interest may arise as a consequence of the positions of control and influence of Vulcan Ventures and WorldCom. For example, conflicts of interest may arise when Vulcan Ventures or WorldCom is faced with decisions that could have different implications for us, on the one hand, as compared with Vulcan Ventures or WorldCom or their various affiliates, on the other hand. These decisions may relate to matters such as the following:

     - corporate opportunities that we or Vulcan Ventures or WorldCom, or any of their affiliates, could pursue;

     - our strategic direction;

     - offers to acquire us;

     - potential acquisitions by us of other businesses;

     - contractual relationships between us and Vulcan Ventures or WorldCom, or any of their affiliates;

     - network deployment priorities;

     - businesses that compete or potentially compete with us;

     - the issuance or disposition of our securities; and

     - the election of new or additional directors or officers.

     In particular, WorldCom is one of our channel partners and has discretion to determine the extent of the marketing resources it devotes to help develop our user base. WorldCom can terminate its agreement with us without penalty if we breach our material obligations under the agreement and fail to cure that breach. Although one of our agreements with Vulcan Ventures contains measures designed for the protection of our public stockholders with respect to Vulcan Ventures, such as requiring approval of three directors not affiliated with Vulcan Ventures for certain matters involving Vulcan Ventures, these stockholder protection measures may not be effective in any particular case.

     Concentration of our ownership by Vulcan Ventures and WorldCom could deter, delay or prevent change of control or other transactions that could be beneficial to our stockholders.

     The concentration of our ownership by Vulcan Ventures and WorldCom, as well as other rights of Vulcan Ventures and WorldCom, could deter, delay or prevent third parties, particularly other data access or communications companies, from investing in us, reselling our service, or initiating or completing a potential merger with us, a tender offer for our shares, a proxy contest or other transaction intended to change control or management. These transactions could involve premium prices or other benefits to our stockholders. Concentration of ownership could also depress the market price of our common stock or otherwise adversely affect stockholders, or deter potential channel partners from entering into agreements with us.

     Future sales of our common stock may cause our stock price to decline.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline, possibly significantly. As of October 31, 2000, we had 30,777,392 shares of common stock outstanding, all of which are freely tradable in the public market, subject in some cases to volume limitations and manner of sale restrictions imposed by Rule 144 under the Securities Act. In addition to our outstanding common stock, Vulcan Ventures and WorldCom each owns 30 million shares of our preferred stock, each of which is convertible into one share of common stock automatically upon transfer to an unaffiliated transferee. The shares of common stock issuable upon conversion of the preferred stock owned by Vulcan Ventures and WorldCom became eligible for sale in the public market, subject to volume limitations and manner of sale restrictions imposed by Rule 144, on November 15, 2000. The shares of Series A2 preferred are convertible into shares of common stock at any time. The shares of Series A1 preferred become convertible into shares of common stock beginning May 2002. Furthermore, subject to certain exceptions, Vulcan Ventures and WorldCom, together with any person holding at least 500,000 shares of preferred stock, or common stock issued upon conversion thereof, transferred by either of them, are entitled to require us to use our best efforts to register their shares for resale under the Securities Act.

     The market price of our stock has been, and may continue to be, highly volatile, which could subject us to litigation.

     The market price of our common stock, along with the market prices of securities of many other companies engaged in emerging industries, has been highly volatile. Announcements we or others make could have a significant impact on the market price of our securities. These announcements may include:

     - technological innovations, such as faster data access speeds or new commercial services by us or our competitors;

     - comments made by securities analysts, including changes in securities analysts' estimates of our financial performance or the outlook for other data access providers;

     - delays in deployment of our high-speed network or launch of our high-speed service;

     - quarterly fluctuations in our revenues and financial results;

     - regulatory developments in both the U.S., with regard to the FCC or local authorities in particular markets we are seeking to enter, and foreign countries;

     - developments concerning proprietary rights, including patents;

     - litigation matters;

     - general market conditions; or

     - changes in key personnel.

     The stock market has from time to time, and particularly recently, experienced extreme price and volume fluctuations that have particularly affected the market prices for stocks of companies such as ours. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been initiated against the issuing company. This type of litigation could result in substantial cost and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

     We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations.

     As a result of our February 2000 issuance of 13% senior notes due 2010, we have substantial indebtedness. This large amount of indebtedness could adversely affect our business, financial condition and results of operations by potentially:

     - making it more difficult for us to satisfy our obligations under the notes or other indebtedness and, if we fail to comply with the requirements of the indebtedness, resulting in an event of default;

     - requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate purposes;

     - limiting our ability to obtain additional financing in the future for working capital, capital expenditures and other general corporate purposes;

     - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - detracting from our ability to successfully withstand a downturn in our business or the economy generally; and

     - placing us at a competitive disadvantage against other less leveraged competitors.

     We had approximately $243.5 million of long-term indebtedness outstanding at September 30, 2000 that will accrete to an aggregate principal amount at maturity of $300.0 million. We will need to raise more capital to finance our expansion and continued network deployment, which may be in the form of substantial additional indebtedness.

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

     Our future cash flow may be insufficient to meet our payment obligations under our outstanding senior notes when those payments become due. If we are unable to generate sufficient cash flow to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms, there could be an adverse effect on our ability to operate our business as well as on our financial condition and results of operations. Our ability to generate cash flow from operations to make scheduled payments on our debt obligations as they become due will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside our control.

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

     The terms of our outstanding senior notes impose restrictions on us and on our ability to take actions such as incurring additional indebtedness or making investments. These restrictions may affect our ability to successfully operate our business.

     We are restricted by the terms of our outstanding senior notes from taking various actions, such as incurring additional indebtedness, paying dividends, repurchasing junior indebtedness, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. These restrictions could also limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the indenture and supplemental indentures. A breach of any of these provisions will result in a default under the indenture and supplemental indentures governing the senior notes and could result in a default under agreements relating to other indebtedness that we may have in the future that would allow those lenders to declare that indebtedness immediately due and payable. If we were unable to pay those amounts because we did not have sufficient cash on hand or were unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy or liquidation proceeding or proceed against any assets that serve as collateral to secure that indebtedness. We cannot assure you that our assets would be sufficient to repay in full that amount and the amounts due under the notes. In addition, upon the occurrence of certain events specified in the notes, including in connection with certain types of changes in control, we will be required to make an offer to purchase all the outstanding notes at a premium, in which case we may not have sufficient funds to pay for all the notes that are tendered, which also would constitute an event of default.

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

     ACCESS TO MCI WORLDCOM'S LARGE AND SOPHISTICATED SALES FORCE. Under our agreement with WorldCom, WorldCom has agreed to market and sell subscriptions to our high-speed service. This relationship provides us with the immediate benefit of support from a large and sophisticated sales force that has experience selling products and services to businesses and consumers in our target market. Moreover, WorldCom has indicated its intent to market and sell our high-speed service through multiple sales channels that have substantial experience with the needs of network and Internet users and users of other mobile access technologies. In addition, WorldCom has committed to provide customer support to the users of our service.

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

     RAPIDLY DEPLOY A NATIONAL NETWORK. We intend to deploy our network in three phases. We plan to launch our high-speed service during the late summer of 2000, and we expect that our initial service areas will cover a total population of approximately 62 million. In the second phase, we plan to expand our coverage to additional markets and, at the end of the second phase, we expect our network will cover a cumulative population of approximately 80 million. After the third phase of our deployment, which we plan to complete by the end of the summer of 2001, we expect our network to cover a cumulative population of at least 100 million in the U.S. As of September 30, 2000, there were 25,900 users of our service. Understanding that time-to-market is a critical competitive advantage, we have already obtained a substantial portion of the approvals for municipal rights-of-way necessary to meet our network deployment objectives for 2000.

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

     CAPITALIZE ON THE DISTRIBUTION STRENGTH OF A SELECT GROUP OF CHANNEL PARTNERS. We intend to increase the number of users of our service through sales efforts by WorldCom and other potential channel partners. We do not intend to sell our high-speed service or provide customer support directly to users. Instead, we will rely on our channel partners, which we expect will be organizations like WorldCom with significant marketing and customer support experience, to generate demand for our service. These partners will market and sell subscriptions to our service to their customers on a co-branded basis. In selecting channel partners, we will focus on organizations with experience selling products and services to businesses and consumers in our target market. Potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers. We currently are in discussions with a number of potential channel partners, with a goal of entering into agreements with additional channel partners in mid-2000.

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

OUR NETWORK AND TECHNOLOGY

     When we launch our high-speed network, users will be able to connect to our network through wireless modems attached to laptop computers or other portable electronic devices. In the future, we also expect that users will be able to connect to our network through personal computer card modems and eventually through advanced integrated circuits built-in to end-user devices. Our high-speed network architecture consists of four basic elements:

     - compact, inexpensive network radios, called poletop radios, which we deploy on streetlights, utility poles and building rooftops in a geographical mesh pattern and which communicate with our users' laptop computers or other portable electronic devices through wireless modems;

     - wired access points, which we deploy on building rooftops or other locations, many of which also serve as the sites for existing cellular or other wireless base stations and which connect our poletop radios with one of our network interface facilities via high-speed dedicated wired connections;

     - network interface facilities, which aggregate traffic to and from all wired access points in a market and provide connections to the Internet and other networks; and

     - our network operations centers, which provide central management of our entire network.

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

     Upstream data transmitted from a user's wireless modem travels through one or more poletop radios wirelessly to a wired access point, from which the data is routed over high-speed dedicated wired connections to a network interface facility, where we connect our network directly to the Internet or another network, which in turn delivers the data packet to its destination. Downstream data travels to the user along a similar return route. We typically install our poletop radios at an average density of five radios per square mile and we generally install a wired access point approximately every 11.5 square miles. We have designed our network so that a data packet transmitted by a user typically requires no more than one or two transmissions, if any, from one poletop radio to another before reaching a wired access point. Each wired access point is connected by high-speed dedicated wired connections to one of our network interface facilities. Each network interface facility aggregates traffic to and from all wired access points in a market and connects to the Internet and other networks. Currently, we have agreements with UUNet, a subsidiary of WorldCom, and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet.

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

                          RICOCHET NETWORK DEPLOYMENT

                                                                PHASE I           PHASE II
                                                           -----------------   ---------------
METROPOLITAN MARKETS.....................................  Atlanta             Baltimore
                                                           Chicago             Boston
                                                           Dallas/Fort Worth   Denver
                                                           Houston             Detroit
                                                           Los Angeles         Kansas City
                                                           New York City       Miami
                                                           Philadelphia        Minneapolis
                                                           Phoenix             St. Louis
                                                           San Diego           Salt Lake City
                                                           San Francisco
                                                           Seattle
                                                           Washington, D.C.
EXPECTED LAUNCH DATE.....................................  Late Summer 2000    Early 2001
CUMULATIVE COVERED
     POPULATION AFTER COMPLETION.........................  62 million          80 million

     The deployment process for our network involves:

     - obtaining agreements permitting us to deploy our poletop radios and wired access points, which include:

      - agreements with municipalities, known as right-of-way use agreements, which grant us the right to enter and utilize a municipal right-of-way to deploy our poletop radios, the right to attach our poletop radios to municipally owned property, if any, in the public way and the right to attach our poletop radios to third-party owned property in the public way, such as utility property;

      - pole attachment agreements with utility companies or municipalities governing the use of utility poles for the deployment of our poletop radios;'

      - supply agreements with utility companies governing the supply of electricity to our poletop radios; and

      - lease agreements with the owners of buildings or radio towers governing the lease of space for the deployment of our wired access points;

     - designing the network configuration;

     - to the extent necessary, acquiring zoning and construction approvals to build or locate wired access points on radio towers or building rooftops; and

     - acquiring, installing and testing the network.

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

MARKETING, SALES AND CUSTOMER SUPPORT

     Unless we sign new channel partners by the time we launch our new high-speed service, expected during the late summer of 2000, our service will be available exclusively through our channel partner, WorldCom. WorldCom will market and sell subscriptions to our service and will bill and provide the initial level of customer support for users. We intend to capitalize on the distribution strength, customer support expertise and experience of WorldCom and any other channel partners we may have in selling multiple services, such as long-distance, mobile voice or Internet services, to organizations and individuals. We do not plan to sell subscriptions or provide customer support directly to users. Instead, we will sell subscriptions to, and receive payment from, channel partners on a wholesale basis at flat monthly rates.

     Under our agreement with WorldCom, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that we deploy our network on a timely basis and meet quality-of-service and network performance standards. However, in the event that, in any agreement year, WorldCom's sales efforts result in fewer subscribers than WorldCom has agreed contractually to provide, but subscribers provided by WorldCom and its authorized resellers nevertheless represent more than a threshold percentage of our total users, then WorldCom will pay us only the greater of a per-subscriber rate for each of its users or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by WorldCom and its resellers represent less than the threshold percentage of our total users. Further, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. If we fail to correct any deficiency for sustained periods of time, WorldCom may suspend its obligations to us under the agreement or terminate the agreement. Additionally, under this agreement, we have the right, at our expense, to co-brand our service with WorldCom. With our consent, WorldCom has agreed to display the Ricochet name and logo in all of the promotional and other materials it will use to offer our service to subscribers and to provide us with a six-month rolling forecast of projected new subscribers. In addition, we have agreed to provide sales support to WorldCom's direct sales team. This agreement also contains a "most favored nation" clause, which assures WorldCom no less favorable terms than we grant any other channel partner. The agreement also precludes us and any other channel partners that we may have from marketing our service to three specified entities with which WorldCom may enter into reselling arrangements. Our agreement with WorldCom can be canceled by either party upon 30 days written notice in the event the other party has failed to fulfill its material obligations under the agreement. WorldCom and its affiliates are not prevented under the agreement from supporting competing technologies.

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

UTILINET BUSINESS

     Our UtiliNet business provides customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. Our UtiliNet operations share the same facilities and labor resources with our other operations. We develop and manufacture UtiliNet products and sell them both to resellers and to end-users, which are typically utility companies. We had backlog of approximately $1.5 million and $0.5 million of UtiliNet product orders as of December 31, 1999 and 1998, respectively. Substantially all of the orders in backlog are expected to be shipped in 2000. Historically, a significant portion of our revenues has been generated from sales of UtiliNet products. In February 2000, in order to focus our operations on deployment of our high-speed network, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger Resources the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. We do not expect UtiliNet to be a significant source of revenues in the future. For additional segment information, see "Part
II. Item 8. Financial Statements and Supplementary Financial Data -- Note 12 of Notes to Consolidated Financial Statements."

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

EXECUTIVE OFFICERS

     The names, ages and positions held by executive officers are as follows:

            NAME              AGE                            POSITION
            ----              ---                            --------
Timothy A. Dreisbach........  50     President, Chief Executive Officer and Chairman of the
                                     Board of Directors
Dale W. Marquart............  41     General Counsel, Senior Vice President of Administration
                                     and Secretary
Robert W. Mott..............  40     Senior Vice President of Engineering
Robert H. Schellman.........  49     Senior Vice President of Network Operations and Services
James E. Wall...............  52     Chief Financial Officer
John G. Wernke..............  41     Senior Vice President of Sales and Marketing

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

     Robert H. Schellman has served as our Senior Vice President of Network Operations and Services since July 1999. Prior to joining us, Mr. Schellman was a Vice President of Operations of Telocity, Inc., a company that provides DSL and high-speed Internet services, from August 1998 to July 1999. Previously, Mr. Schellman was a Director for UUNET/WorldCom, a telecommunications company, from May 1996 to July 1998; a Division Chief for the Department of the Army from September 1994 to May 1996; General Manager of Sandwell, Inc.'s DATAP Systems Division, a software and systems integration company, from September 1987 to August 1994; a Senior Manager at Sprint Corp. from May 1984 to September 1987; and a Manager at MCI Telecommunications from August 1981 to May 1984.

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

ITEM 2 -- PROPERTIES.

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

ITEM 3 -- LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Subsequent to our Annual Meeting of Stockholders held on October 15, 1999, there were no matters submitted to a vote of security holders in the fourth quarter of 1999. The voting results from the Annual Meeting of Stockholders were included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the Nasdaq National Market under the symbol "MCOM." The following table shows the intraday high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                               HIGH       LOW
                                                              -------    ------
FISCAL YEAR 1998
First Quarter...............................................  $ 13.25    $ 8.19
Second Quarter..............................................    12.63      8.25
Third Quarter...............................................    10.50      4.78
Fourth Quarter..............................................     8.75      3.00
FISCAL YEAR 1999
First Quarter...............................................  $  9.44    $ 5.00
Second Quarter..............................................    20.19      6.50
Third Quarter...............................................    56.50     19.38
Fourth Quarter..............................................   104.50     21.88

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

RECENT SALES OF UNREGISTERED SECURITIES

     On November 15, 1999, we completed the sale of 30,000,000 shares of Series A1 preferred stock to WorldCom, Inc. at a price of $10 per share and 30,000,000 shares of Series A2 preferred stock to Vulcan Ventures Incorporated at a price of $10 per share, both of which were below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement. The aggregate placement agent fee was approximately $27 million. The shares were sold pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D promulgated thereunder. The purchasers made representations with respect to their intentions to acquire the securities for investment purposes only and not with a view toward distribution, their status as "accredited investors" within the meaning of Regulation D and their sophistication and business experience. The purchasers also represented that they had received and reviewed all information they deemed relevant in making informed decisions to purchase the shares. Appropriate legends were affixed to the stock certificates issued.

     The Series A1 preferred stock becomes convertible into common stock at the rate of 25% every six months, commencing two and one-half years after the initial issuance of the shares, except in the event of a change in control of Metricom or a major acquisition by Metricom, in which event the shares become convertible at the option of the holder. The Series A2 preferred stock is fully convertible at the option of the holder. Both series of preferred shares are automatically converted into common stock in the event of any transfer of the shares other than to WorldCom, Vulcan or one of their affiliates. Each preferred share is convertible into one share of common stock, subject to adjustment for stock splits, stock dividends, reclassifications, certain reorganizations, mergers, sales of assets and the like.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
          DATA)

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1999        1998       1997       1996       1995
                                             ---------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues:
Service revenues...........................  $  10,088   $  8,419   $  6,642   $  2,158   $    789
Product revenues...........................      8,437      7,440      6,797      4,996      4,995
                                             ---------   --------   --------   --------   --------
          Total revenues...................     18,525     15,859     13,439      7,154      5,784
                                             ---------   --------   --------   --------   --------
Costs and expenses:
Cost of service revenues...................     21,319     28,310     27,866     14,334      8,192
Provision for network replacement..........         --     14,392         --         --         --
Cost of product revenues...................      6,014      5,050      4,558      2,528      3,134
Research and development...................     35,681     27,313     13,212     13,920     10,627
Selling, general and administrative........     20,737     22,934     21,189     17,724     11,715
Provision for Overall Wireless.............         --         --      3,611         --         --
                                             ---------   --------   --------   --------   --------
          Total costs and expenses.........     83,751     97,999     70,436     48,506     33,668
                                             ---------   --------   --------   --------   --------
Loss from operations.......................    (65,226)   (82,140)   (56,997)   (41,352)   (27,884)
Interest expense...........................     (5,884)    (3,939)    (4,151)    (1,310)        --
Interest income............................      4,818      1,915      1,820      3,317      4,363
                                             ---------   --------   --------   --------   --------
Net loss...................................  $ (66,292)  $(84,164)  $(59,328)  $(39,345)  $(23,521)
Preferred stock dividends..................    (38,234)        --         --         --         --
                                             ---------   --------   --------   --------   --------
Net loss attributable to common
  stockholders.............................  $(104,526)  $(84,164)  $(59,328)  $(39,345)  $(23,521)
Basic and diluted net loss attributable to
  common stockholders per share............  $   (5.13)  $  (4.63)  $  (4.35)  $  (2.93)  $  (1.79)
                                             =========   ========   ========   ========   ========
Weighted average shares outstanding........     20,375     18,195     13,641     13,413     13,140

                                                               AS OF DECEMBER 31,
                                               ---------------------------------------------------
                                                 1999       1998       1997       1996      1995
                                               --------   --------   --------   --------   -------
BALANCE SHEET DATA:
Cash and investments.........................  $499,341   $ 19,141   $ 14,474   $ 65,221   $64,415
Working capital..............................   478,618      9,396      6,980     57,738    46,771
Property and equipment.......................    48,515     42,345     40,301     33,606    17,717
Total assets.................................   546,647     34,466     51,103    101,799    86,076
Long-term debt...............................       385     55,098     45,000     45,000        --
Stockholders' equity (deficit)...............   (54,200)   (42,259)   (13,817)    43,306    80,374

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1999      1998      1997
                                                                  ----      ----      ----
REVENUES:
Service revenues............................................        54%       53%       49%
Product revenues............................................        46%       47%       51%
                                                                  ----      ----      ----
          Total revenues....................................       100%      100%      100%
COSTS AND EXPENSES:
Cost of service revenues....................................       115%      179%      207%
Provision for network replacement...........................        --        91%       --
Cost of product revenues....................................        32%       32%       34%
Research and development....................................       193%      172%       98%
Selling, general and administrative.........................       112%      145%      158%
Provision for Overall Wireless..............................        --        --        27%
                                                                  ----      ----      ----
          Total costs and expenses..........................       452%      618%      524%
                                                                  ----      ----      ----
Loss from operations........................................      (352)%    (518)%    (424)%
Interest expense............................................       (32)%     (25)%     (31)%
Interest income, net........................................        26%       12%       14%
                                                                  ----      ----      ----
Net loss....................................................      (358)%    (531)%    (441)%
Preferred dividends.........................................      (206)%      --        --
                                                                  ----      ----      ----
Net loss attributable to common stockholders................      (564)%    (531)%    (441)%
                                                                  ====      ====      ====

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

     We currently have one channel partner relationship. In June 1999, WorldCom entered into an agreement with us to sell our high-speed service to its customers. Under that agreement, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, we currently expect WorldCom to pay us the following minimum amounts during the first five years after we launch our service:

First year..................................................  $  5.6 million
Second year.................................................    40.6 million
Third year..................................................    83.6 million
Fourth year.................................................   117.4 million
Fifth year..................................................   141.0 million

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

     COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of the inventory and manufacturing costs associated with modem and UtiliNet product sales. Cost of product revenues increased to $6.0 million in 1999 from $5.0 million in 1998. Ricochet cost of product revenues increased to $3.0 million in 1999 from $2.7 million in 1998. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 102% in 1999 from 84% in 1998. The increase over 1998 was primarily due to an increase in product revenues derived from the sale of higher cost Ricochet SX modems at lower average selling prices. We expect Ricochet cost of product revenues to increase in 2000 as we sell modem inventory directly to WorldCom or other channel partners for resale to new subscribers to our high-speed service. In subsequent years, we anticipate that our channel partners may begin to purchase modems directly from our licensed third-party manufacturers. UtiliNet cost of product revenues increased to $3.0 million in 1999 from $2.3 million in 1998 as a result of increased shipments of UtiliNet products. UtiliNet cost of product revenues as a percentage of product revenues decreased slightly to 54% in 1999 from 55% in 1998.

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

     PREFERRED STOCK DIVIDENDS. In November 1999, we issued 60,000,000 shares of preferred stock to Vulcan Ventures and WorldCom for gross proceeds of $600 million. Each share of preferred stock bears a cumulative dividend at the rate of $.65 per year for the first three years after issuance, which we may pay in cash or in additional shares of preferred stock. We currently expect to pay dividends on the preferred stock in cash. Because the preferred stock sold to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below $11.06, the per share closing price of our common stock on the date immediately prior to our execution of the preferred stock purchase agreement, we recorded an additional dividend of $31.8 million in the fourth quarter of 1999 to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to WorldCom is also deemed to have been issued with a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, we will amortize that discount, beginning in 1999, over the 48-month period during which this series of preferred stock becomes convertible into common stock at the holder's option.

Accordingly, for both series of preferred stock in the aggregate, we will record preferred stock dividends in addition to our cash dividend on the preferred stock as follows:

1999........................................................  $33.2 million
2000........................................................   10.1 million
2001........................................................   10.1 million
2002........................................................    7.8 million
2003........................................................    2.6 million

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

     The preferred stock we issued to WorldCom and Vulcan Ventures in November 1999 carries a 6.5% dividend payable annually for three years and no dividend thereafter. As a result, in December 1999, we paid to the preferred stockholders cash dividends totaling $3.3 million, representing the pro rata portion of the annual dividend accrued since the date of initial issuance of the shares. We expect to pay cash dividends of approximately $39.0 million in both 2000 and 2001 and $35.7 million in 2002 on our preferred stock.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000. We have not yet evaluated the effect SAB 101 will have on our consolidated results of operations and financial position.

ITEM 7A -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 METRICOM, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 354,820    $  19,141
  Short-term investments....................................    144,521           --
  Accounts receivable, net..................................      2,387        1,450
  Inventories...............................................        586        3,046
  Prepaid expenses and other................................      3,116        1,522
                                                              ---------    ---------
          Total current assets..............................    505,430       25,159
  Property and equipment, net...............................     12,233        5,555
  Network construction in progress..........................     22,034           --
  Other assets, net.........................................      6,950        3,752
                                                              ---------    ---------
          Total assets......................................  $ 546,647    $  34,466
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   9,649    $   5,061
  Accrued liabilities.......................................     12,642       10,662
  Notes payable.............................................      4,521           40
                                                              ---------    ---------
          Total current liabilities.........................     26,812       15,763
                                                              ---------    ---------
Long-term debt..............................................        385       55,098
                                                              ---------    ---------
Other liabilities...........................................        321          680
                                                              ---------    ---------
Minority interest...........................................         --        5,184
                                                              ---------    ---------
Redeemable convertible preferred stock, $0.001 par value per share:
  Authorized -- 72,000,000 shares; issued and
     outstanding -- 60,000,000 shares in 1999...............    573,329           --
                                                              ---------    ---------
Commitments (Note 5)
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value per share, 8,000,000
     shares authorized; no shares issued or outstanding.....         --           --
  Common stock, $0.001 par value per share:
  Authorized -- 150,000,000 shares; issued and
     outstanding -- 24,344,697 shares in 1999 and 18,793,055
     shares in 1998.........................................         25           19
  Additional paid-in capital................................    283,763      191,184
  Accumulated deficit.......................................   (337,988)    (233,462)
                                                              ---------    ---------
          Total stockholders' equity (deficit)..............    (54,200)     (42,259)
                                                              ---------    ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 546,647    $  34,466
                                                              =========    =========

The accompanying notes are an integral part of these consolidated statements

                                 METRICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
Revenues:
  Service revenues........................................  $  10,088    $  8,419    $  6,642
  Product revenues........................................      8,437       7,440       6,797
                                                            ---------    --------    --------
          Total revenues..................................     18,525      15,859      13,439
                                                            ---------    --------    --------
Costs and expenses:
  Cost of service revenues................................     21,319      28,310      27,866
  Provision for network replacement.......................         --      14,392          --
  Cost of product revenues................................      6,014       5,050       4,558
  Research and development................................     35,681      27,313      13,212
  Selling, general and administrative.....................     20,737      22,934      21,189
  Provision for Overall Wireless..........................         --          --       3,611
                                                            ---------    --------    --------
          Total costs and expenses........................     83,751      97,999      70,436
                                                            ---------    --------    --------
Loss from operations......................................    (65,226)    (82,140)    (56,997)
Interest expense..........................................     (5,884)     (3,939)     (4,151)
Interest income...........................................      4,818       1,915       1,820
                                                            ---------    --------    --------
Net loss..................................................    (66,292)    (84,164)    (59,328)
Preferred stock dividends.................................     38,234          --          --
                                                            ---------    --------    --------
Net loss attributable to common stockholders..............  $(104,526)   $(84,164)   $(59,328)
                                                            =========    ========    ========
Basic and diluted net loss attributable to common
  stockholders per share..................................  $   (5.13)   $  (4.63)   $  (4.35)
                                                            =========    ========    ========
Weighted average shares outstanding.......................     20,375      18,195      13,641
                                                            =========    ========    ========
Pro forma amounts assuming the new capitalization policy
  for network equipment is applied retroactively --
Net loss attributable to common stockholders..............  $(104,526)   $(85,456)   $(58,036)
                                                            =========    ========    ========
Basic and diluted net loss attributable to common
  stockholders per share..................................  $   (5.13)   $  (4.70)   $  (4.25)
                                                            =========    ========    ========
Weighted average shares outstanding.......................     20,375      18,195      13,641
                                                            =========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                      UNREALIZED
                                    COMMON STOCK       ADDITIONAL      HOLDING
                                 -------------------    PAID-IN      GAIN/(LOSS)     ACCUMULATED
                                   SHARES     AMOUNT    CAPITAL     ON INVESTMENTS     DEFICIT      TOTAL
                                 ----------   ------   ----------   --------------   -----------   --------
BALANCE, DECEMBER 31, 1996.....  13,555,445    $14      $133,298       $   (36)       $ (89,970)   $ 43,306
                                 ----------    ---      --------       -------        ---------    --------
Exercise of options to purchase
  common stock.................      98,386     --           674            --               --         674
Common stock issued to
  employees....................     165,445     --         1,494            --               --       1,494
Unrealized gain on
  investments..................          --     --            --            37               --          37
Net loss.......................          --     --            --            --          (59,328)    (59,328)
                                 ----------    ---      --------       -------        ---------    --------
BALANCE, DECEMBER 31, 1997.....  13,819,276    $14      $135,466       $     1        $(149,298)   $(13,817)
                                 ----------    ---      --------       -------        ---------    --------
Exercise of options to purchase
  common stock.................     187,053     --           911            --               --         911
Common stock issued to
  employees....................     136,726     --         1,094            --               --       1,094
Private placement of common
  stock........................   4,650,000      5        53,713        53,718               --          --
Net loss.......................          --     --            --            (1)         (84,164)    (84,165)
                                 ----------    ---      --------       -------        ---------    --------
BALANCE, DECEMBER 31, 1998.....  18,793,055    $19      $191,184       $    --        $(233,462)   $(42,259)
                                 ----------    ---      --------       -------        ---------    --------
Exercise of options to purchase
  common stock.................   2,537,677      3        18,109            --               --      18,112
Common stock issued to
  employees....................     100,156     --           622            --               --         622
Common stock issued upon the
  exercise of warrants.........     118,197     --            --            --               --          --
Conversion of 8% Convertible
  Subordinated Notes due 2003
  to common stock..............   2,795,612      3        40,693            --               --      40,696
Preferred dividends............          --     --        33,155            --          (38,234)     (5,079)
Net loss.......................          --     --            --            --          (66,292)    (66,292)
                                 ----------    ---      --------       -------        ---------    --------
BALANCE, DECEMBER 31, 1999.....  24,344,697    $25      $283,763       $    --        $(337,988)   $(54,200)
                                 ==========    ===      ========       =======        =========    ========

The accompanying notes are an integral part of these consolidated statements.

                                 METRICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................  $ (66,292)   $(84,164)   $(59,328)
Adjustments to reconcile net loss to net cash used in
  operating activities --
Depreciation and amortization.............................      4,717       9,205       8,366
Loss on retirement of property and equipment..............      1,301          --          --
Provision for Overall Wireless............................         --          --       3,611
Gain on purchase of minority interest.....................       (184)         --          --
Provision for network replacement.........................         --      14,392          --
(Increase) decrease in accounts receivable, prepaid
  expenses and other current assets.......................     (2,531)        430         (93)
Decrease in inventories...................................      2,460       1,970       3,055
Increase (decrease) in accounts payable, accrued
  liabilities and other liabilities.......................      4,710       6,667      (1,350)
                                                            ---------    --------    --------
Net cash used in operating activities.....................    (55,819)    (51,500)    (45,739)
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........................    (11,085)     (4,994)    (10,584)
Network construction in progress..........................    (22,034)         --          --
Increase in other assets..................................     (4,249)       (226)     (3,580)
Purchase of short-term investments........................   (144,521)         --     (18,941)
Proceeds from the sale of short-term investments..........         --       4,390      64,263
                                                            ---------    --------    --------
Net cash provided by (used in) investing activities.......   (181,889)       (830)     31,158
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................     18,734      56,549       2,168
Proceeds from issuance of preferred stock, net of issuance
  costs...................................................    573,000          --          --
Proceeds from issuance of notes payable and long-term
  debt....................................................     49,835      10,138       5,000
Reduction of notes payable and long-term debt.............    (59,932)     (5,000)         --
Payment of preferred dividends............................     (3,250)         --          --
Financing costs...........................................         --          --        (826)
(Purchase of) contribution from minority interest.........     (5,000)         --       2,777
                                                            ---------    --------    --------
Net cash provided by financing activities.................    573,387      61,687       9,119
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......    335,679       9,357      (5,462)
Cash and cash equivalents, beginning of year..............     19,141       9,784      15,246
                                                            ---------    --------    --------
Cash and cash equivalents, end of year....................  $ 354,820    $ 19,141    $  9,784
                                                            =========    ========    ========
Summary of non-cash transactions:
  Property and equipment acquired under capital lease.....        561          --          --
  Common stock issued upon conversion of long-term debt...     40,690          --          --
  Preferred dividends.....................................     34,984          --          --
  Transfer of property and equipment in exchange for R&D
     services.............................................         --          --         439
Cash paid during the year for:
  Interest................................................      5,339       3,657       3,603

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

2. SIGNIFICANT ACCOUNTING POLICIES.

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

     INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include purchased parts, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              ----    ------
Raw materials and component parts...........................  $207    $  680
Work-in-process.............................................   139         3
Finished goods and consigned inventory......................   240     2,363
                                                              ----    ------
          Total.............................................  $586    $3,046
                                                              ====    ======

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

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Machinery and equipment................................  $ 21,264    $ 13,017
Network equipment......................................    22,256      22,752
Ricochet modems........................................     1,007       3,229
Furniture and fixtures.................................     2,453       1,964
Leasehold improvements.................................     1,535       1,383
                                                         --------    --------
                                                           48,515      42,345
Less -- Accumulated depreciation and amortization......   (36,282)    (36,790)
                                                         --------    --------
          Total........................................  $ 12,233    $  5,555
                                                         ========    ========

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

     ACCRUED LIABILITIES. Accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Interest.................................................  $    --    $ 1,075
Employee stock purchase plan.............................      658        210
Deferred revenue.........................................    3,122      2,691
Payroll and related......................................    6,147      5,477
Royalties................................................      236        185
State and local taxes....................................      235        275
Warranty.................................................      256        256
Preferred dividends......................................    1,500         --
Other....................................................      488        493
                                                           -------    -------
          Total..........................................  $12,642    $10,662
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

     NEW ACCOUNTING STANDARDS. In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. The pronouncement is effective for fiscal years beginning after June 15, 2000. The Company believes the pronouncement will not have a material effect on its financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000. Management has not yet evaluated the effect SAB 101 will have on the Company's consolidated results of operations and financial position.

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

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
SECURITY TYPE
United States Treasury and Agencies.....................  $ 76,140    $    --
Corporate debt and money market.........................   423,201     15,408
                                                          --------    -------
          Total.........................................  $499,341    $15,408
                                                          ========    =======

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

YEARS ENDING DECEMBER 31,
2000.......................................................  $ 4,079
2001.......................................................    5,379
2002.......................................................    5,013
2003.......................................................    5,086
2004.......................................................    4,569
Thereafter.................................................   25,304
                                                             -------
          Total............................................  $49,430
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

6. CAPITALIZED LEASES.

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

YEARS ENDING DECEMBER 31,
2000........................................................  $259
2001........................................................   169
2002........................................................    89
2003........................................................    89
2004........................................................    75
Thereafter..................................................    --
                                                              ----
Total net minimum lease payments............................   681
Less amount representing interest...........................   (79)
                                                              ----
Present value of net minimum lease payments.................   602
Less current portion........................................   217
                                                              ----
Long-term portion...........................................  $385
                                                              ====

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

8. STOCKHOLDERS' EQUITY.

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

1999...................................................  $33.2 million
2000...................................................   10.1 million
2001...................................................   10.1 million
2002...................................................    7.8 million
2003...................................................    2.6 million

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

     Stock option activity under the 1988 Stock Option Plan, the 1993 Non-Employee Directors' Stock Option Plan, the 1997 Equity Incentive Plan, the 1997 Non-Officers Equity Incentive Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1997, 1998 and 1999 was as follows:

                                                             SHARES         WEIGHTED
                                                           AVAILABLE        AVERAGE
                                                              FOR        FUTURE OPTIONS    EXERCISE
                                                             GRANT        OUTSTANDING       PRICE
                                                           ----------    --------------    --------
Balance, December 31, 1996...............................     344,390       3,367,869       $12.45
Authorized...............................................   1,350,000              --           --
Grants...................................................  (3,213,650)      3,213,650       $ 6.01
Exercises................................................          --         (98,386)      $ 6.85
Cancellations............................................   2,509,455      (2,509,455)      $13.11
                                                           ----------      ----------       ------
Balance, December 31, 1997...............................     990,195       3,973,678       $ 6.99
                                                           ----------      ----------       ------
Authorized...............................................   1,150,000              --           --
Grants...................................................  (2,334,301)      2,334,301       $ 9.24
Exercises................................................          --        (187,053)      $ 4.90
Cancellations............................................     872,132        (872,132)      $ 7.84
Expired..................................................    (501,857)             --           --
                                                           ----------      ----------       ------
Balance, December 31, 1998...............................     176,169       5,248,794       $ 7.89
                                                           ----------      ----------       ------
Authorized...............................................   1,400,000              --           --
Grants...................................................  (1,969,270)      1,969,270       $30.01
Exercises................................................          --      (2,537,677)      $ 7.14
Cancellations............................................     689,481        (689,481)      $ 7.75
Expired..................................................    (243,109)             --           --
                                                           ----------      ----------       ------
Balance, December 31, 1999...............................      53,271       3,990,906       $19.21
                                                           ==========      ==========       ======

     The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 1999:

                   OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 -----------------------   ---------------------------------
                               WEIGHTED    WEIGHTED                 WEIGHTED
                                AVERAGE    AVERAGE                  AVERAGE
   RANGE OF        SHARES      REMAINING   EXERCISE     SHARES      EXERCISE
EXERCISE PRICE   OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------  -----------   ---------   --------   -----------   --------
$ 3.00 - $ 6.31     662,401      6.82       $ 5.18      363,781      $ 5.06
$ 6.36 - $10.25     583,128      8.64       $ 8.02      111,633      $ 8.20
$10.30 - $13.75     870,467      8.32       $10.48      313,400      $10.49
$14.38 - $22.56     264,860      8.29       $19.71       77,896      $15.58
$22.59 - $26.34     338,000      8.96       $24.78       41,000      $22.88
$26.88 - $40.06     960,050      9.78       $29.41           --      $   --
$42.84 - $64.00     246,000      9.88       $50.04           --      $   --
$69.81 - $93.95      66,000      9.95       $80.48           --      $   --
                  ---------      ----       ------      -------      ------
                  3,990,906      8.64       $19.21      907,710      $ 9.03
                  =========      ====       ======      =======      ======

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

                                                         1999       1998       1997
                                                       --------    -------    -------
Net loss -- As reported..............................  $104,526    $84,164    $59,328
Net loss -- Pro forma................................  $112,800    $89,309    $65,436
Basic and diluted net loss per share -- As
  reported...........................................  $   5.13    $  4.63    $  4.35
Basic and diluted net loss per share -- Pro forma....  $   5.54    $  4.91    $  4.80

     The weighted average fair value of stock options granted during 1999, 1998 and 1997 was $26.42, $3.20 and $2.02 per share, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Risk-free interest rate.....................................   5.6%    5.2%    5.5%
Dividend Yield..............................................   0.0%    0.0%    0.0%
Volatility factor of expected market price of the Company's
  stock.....................................................  1.60    0.50    0.50
Weighted average expected option life from Vest date (in
  years)....................................................  1.38    1.03    1.11

     The weighted average fair value of employee stock purchase rights granted during 1999, 1998 and 1997 was $5.58, $3.75 and $1.04 per share, respectively. The fair value of these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Risk-free interest rate.....................................  5.6 %   5.2 %      5.2%
Dividend Yield..............................................  0.0 %   0.0 %      0.0%
Volatility factor of expected market price of the company's
  stock.....................................................  1.60    0.50       0.50
Weighted average expected option life from Vest date (in
  years)....................................................  1.38        .70    0.50

     COMMON STOCK EQUIVALENTS. At December 31, 1999, the Company had the following common stock equivalents outstanding:

Redeemable convertible preferred stock......................  60,000,000
Common stock outstanding....................................  24,344,697
Outstanding options to purchase common stock................   3,990,906
Remaining common stock issuable upon conversion of notes
  payable...................................................     296,456
                                                              ----------
          Total.............................................  88,632,059
                                                              ==========

     COMMON STOCK RESERVED FOR FUTURE ISSUANCE. As of December 31, 1999 the Company had reserved the following shares of common stock for future issuance:

Exercise of stock options...................................  4,044,177
Conversion of 8% Convertible Subordinated Notes due 2003....    296,456
Exercise of common stock warrants...........................     81,803
Employee stock purchase plan................................    317,184
                                                              ---------
          Total.............................................  4,739,620
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

10. INCOME TAXES.

     Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
Reserves and other....................................  $    (812)   $ 11,755
Capitalized research and development..................     34,853       3,659
                                                        ---------    --------
Total.................................................     34,041      15,414
NOL and other credit carryforwards....................     83,574      74,745
Valuation allowance...................................   (117,615)    (90,159)
                                                        ---------    --------
          Total.......................................  $      --    $     --
                                                        =========    ========

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

                      INCOME SHARES                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                      -------------                        -----------    -------------    ------
FOR THE YEAR 1999
BASIC LOSS PER SHARE
Income available to common stockholders..................   $(104,526)           20,375    $(5.13)
DILUTED EARNINGS PER SHARE
Income available to common stockholders..................   $(104,526)           20,375    $(5.13)
FOR THE YEAR 1998
BASIC LOSS PER SHARE
Income available to common stockholders..................   $ (84,164)           18,195    $(4.63)
DILUTED EARNINGS PER SHARE
Income available to common stockholders..................   $ (84,164)           18,195    $(4.63)
FOR THE YEAR 1997
BASIC LOSS PER SHARE
Income available to common stockholders..................   $ (59,328)           13,641    $(4.35)
DILUTED EARNINGS PER SHARE
Income available to common stockholders..................   $ (59,328)           13,641    $(4.35)

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

     All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and Utilinet. Ricochet designs and manufactures and markets wireless data communications solutions. Utilinet manufactures and markets customer-owned networks and related products. A summary of operating results by reportable operating segment is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Ricochet Revenue............................................  $12,039    $10,775    $ 7,772
Utilinet Revenue............................................    6,486      5,084      5,667
                                                              -------    -------    -------
Total Revenue...............................................  $18,525    $15,859    $13,439
                                                              =======    =======    =======
Cost of Product Ricochet....................................  $ 3,037    $ 2,741    $ 2,162
Cost of Product Utilinet....................................    2,977      2,309      2,396
                                                              -------    -------    -------
Total Cost of Product.......................................  $ 6,014    $ 5,050    $ 4,558
                                                              =======    =======    =======
Cost of Service Ricochet....................................  $21,319    $27,870    $27,562
Cost of Service Utilinet....................................       --        440        304
                                                              -------    -------    -------
Total Cost of Service.......................................  $21,319    $28,310    $27,866
                                                              =======    =======    =======

13. RELATED PARTY TRANSACTIONS.

     WorldCom, Inc. owns 30 million shares of the Company's preferred stock, and has also entered into an agreement with the Company to resell the Company's high-speed service when it becomes available. In 1999, the Company paid WorldCom and its subsidiaries a total of approximately $2.9 million for the purchase of telecommunications services in the normal course of business.

14. QUARTERLY FINANCIAL DATA (UNAUDITED).

                                                          FISCAL 1999 QUARTER ENDED:
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $  4,186    $  4,663      $  4,795       $  4,880
Total costs and expenses....................    18,134      19,805        19,956         25,858
Net loss....................................   (15,018)    (16,557)      (16,653)       (18,065)
Net loss attributable to common
  stockholders..............................  $(15,018)   $(16,557)     $(16,654)      $(56,299)
Net loss attributable to common stockholders
  per share.................................  $  (0.80)   $  (0.86)     $  (0.80)      $  (2.51)

                                                          FISCAL 1998 QUARTER ENDED:
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $  3,603    $  4,361      $  4,195       $  3,700
Total costs and expenses....................    14,851      17,300        24,702         41,146
Net loss....................................   (11,707)    (13,221)      (21,006)       (38,230)
Net loss per share..........................  $  (0.69)   $ ( 0.71)     $  (1.13)      $  (2.04)

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
February 3, 2000

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE.

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT IDENTIFICATION OF
           DIRECTORS.

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

ITEM 11 -- EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

     (c) Exhibits.

  EXHIBIT
  NUMBER                                 EXHIBIT
-----------                              -------
 3.1(12)       Restated Certificate of Incorporation of the Company.
 3.2(7)        Bylaws of the Company.
 4.2(1)        Specimen stock certificate.
 4.3(12)       Senior Debt Indenture among Metricom, Inc., Metricom Finance
               Inc., and Bank One Trust Company, N.A., as trustee.
 4.4(12)       Subordinated Debt Indenture among Metricom, Inc., Metricom
               Finance, Inc., and Bank One Trust Company, N.A.,
 4.5(13)       First Supplemental Indenture for Senior Notes dated February
               7, 2000 between the Company, Metricom Finance, Inc. and Bank
               One Trust Company, N.A.
 4.6(13)       Global Note dated February 7, 2000 in an aggregate principal amount of $300,000,000, issued by the Company and Metricom
               Finance, Inc.
10.1a(1)       Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.1b(2)(8)    Executive Compensation Agreement between the Company and
               Timothy A. Dreisbach, President and Chief Executive Officer
10.2(2)(5)     1988 Stock Option Plan (the "Option Plan"), as amended
               November 1, 1993.
10.3(1)(2)     Form of Incentive Stock Option Agreement under the Option
               Plan.
10.4(1)(2)     Form of Supplemental Stock Option Agreement under the Option
               Plan.
10.5(1)(2)     Form of Notice of Exercise under the Option Plan, as
               amended.
10.6(1)(2)     Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.
10.7(2)        1991 Employee Stock Purchase Plan, as amended.
10.9(3)        Agreement between the Company and Southern California Edison dated October 1, 1992.
10.10(2)(5)    1993 Non-Employee Directors' Stock Option Plan, as amended
               November 1, 1993 (the "Directors' Plan").
10.11(2)(3)    Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)       Purchase Agreement, dated October 3, 1993, between the
               Company and Vulcan Ventures Incorporated.
10.13(6)       Stock Purchase Agreement, dated as of October 10, 1997,
               between the Company and Vulcan Ventures Incorporated, a
               Washington Corporation.
10.14(9)       Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures Incorporated.
10.15(10)      Preferred Stock Purchase Agreement, dated as of June 20,
               1999, among the Company, MCI WorldCom, Inc., and Vulcan
               Ventures Incorporated.
10.16          Amended and Restated Registration Rights, dated as of
               November 15, 1999, among the Company, MCI Worldcom, Inc.,
               and Vulcan Ventures, Inc.
10.17(2)       1997 Equity Incentive Plan, as amended.
10.18(11)      Ricochet Reseller Agreement, dated as of June 20, 1999,
               between the Company and MCI WorldCom, Inc.
10.19(11)      Amendment to Ricochet Reseller Agreement, dated as of
               November 12, 1999, between the Company and MCI WorldCom,
               Inc.
10.20(13)      Underwriting agreement dated February 1, 2000 among the
               Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)      Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)      Terms Agreement dated February 2, 2000 among the Company,
               Metricom Finance, Inc. and the underwriters named therein
               relating to the issuance and sale of 300,000 warrants to
               purchase an aggregate of 1,425,000 shares of the Company's
               Common Stock.

  EXHIBIT
  NUMBER                                 EXHIBIT
-----------                              -------
10.23(13)      Warrant Agreement dated February 7, 2000 among the Company,
               Bank One Trust Company, as initial warrant agent and
               BankBoston N.A., as warrant agent.
10.24(13)      Warrant Certificate dated February 7, 2000 between the
               Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)      Terms Agreement dated February 2, 2000 among the Company,
               Metricom Finance, Inc. and the underwriters named therein
               relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
12.1(15)       Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)       Letter from Arthur Andersen LLP, Independent Auditors,
               regarding change in accounting principle.
21.1(15)       Subsidiaries of the Company
23.1(15)       Consent of Arthur Andersen LLP, Independent Auditors.
27.1(15)       Financial Data Schedule

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

(12) Incorporated by reference from our Registration Statement on Form S-3 (file No. 333-91359), as amended.

(13) Incorporated by reference from our Form 8-K filed February 10, 2000.

(14) Incorporated by reference from our Form 8-K/A filed February 16, 2000.

(15) Previously filed with our Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December, 2000.

                                          METRICOM, INC.
                                          By /s/ TIMOTHY A. DREISBACH
                                            ------------------------------------
                                            Timothy A. Dreisbach
                                            Chairman and CEO

     Pursuant to the requirements of the Securities and Exchange Act on 1934, this Amendment No. 1 to the Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
/s/ TIMOTHY A. DREISBACH                               Chairman and Chief Executive  December 22, 2000
-----------------------------------------------------  Officer (Principal Executive
Timothy A. Dreisbach                                   Officer) and Director

/s/ JAMES E. WALL                                      Chief Financial Officer       December 22, 2000
-----------------------------------------------------  (Principal Financial and
James E. Wall                                          Accounting Officer)

/s/ RALPH DERRICKSON*                                  Director                      December 22, 2000
-----------------------------------------------------
Ralph Derrickson

/s/ ROBERT P. DILWORTH*                                Director                      December 22, 2000
-----------------------------------------------------
Robert P. Dilworth

/s/ JUSTIN L. JASCHKE*                                 Director                      December 22, 2000
-----------------------------------------------------
Justin L. Jaschke

/s/ BRAM JOHNSON                                       Director                      December 22, 2000
-----------------------------------------------------
Bram Johnson

/s/ DAVID MOORE*                                       Director                      December 22, 2000
-----------------------------------------------------
David Moore

/s/ WILLIAM D. SAVOY*                                  Director                      December 22, 2000
-----------------------------------------------------
William D. Savoy

*By: /s/ TIMOTHY A. DREISBACH
-----------------------------------------------------
     Timothy A. Dreisbach
     President and Chief Executive Officer
     Attorney-in-fact

                               POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints Timothy A. Dreisbach and James E. Wall, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/ BRAM JOHNSON
---------------------------------------------------------
Bram Johnson, Director,
December 22, 2000

                                                                     SCHEDULE II

                                 METRICOM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

BALANCE AT CHARGED TO BALANCE AT
BEGINNING COSTS AND DEDUCTION/END OF
DESCRIPTION OF PERIOD EXPENSES WRITEOFF PERIOD

Year ended December 31, 1997:

Accounts receivable allowances...........................  $  121    $  807    $129    $  799
                                                           ======    ======    ====    ======
Year ended December 31, 1998:
Accounts receivable allowances...........................  $  799    $1,400    $533    $1,666
                                                           ======    ======    ====    ======
Year ended December 31, 1999:
Accounts receivable allowances...........................  $1,666    $1,334    $852    $2,148
                                                           ======    ======    ====    ======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                EXHIBIT
-----------                             -------
 3.1(12)      Restated Certificate of Incorporation of the Company.
 3.2(7)       Bylaws of the Company.
 4.2(1)       Specimen stock certificate.
 4.3(12)      Senior Debt Indenture among Metricom, Inc., Metricom Finance
              Inc., and Bank One Trust Company, N.A., as trustee.
 4.4(12)      Subordinated Debt Indenture among Metricom, Inc., Metricom
              Finance, Inc., and Bank One Trust Company, N.A.,
 4.5(13)      First Supplemental Indenture for Senior Notes dated February
              7, 2000 between the Company, Metricom Finance, Inc. and Bank
              One Trust Company, N.A.
 4.6(13)      Global Note dated February 7, 2000 in an aggregate principal amount of $300,000,000, issued by the Company and Metricom
              Finance, Inc.
10.1a(1)      Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.1b(2)(8)   Executive Compensation Agreement between the Company and
              Timothy A. Dreisbach, President and Chief Executive Officer
10.2(2)(5)    1988 Stock Option Plan (the "Option Plan"), as amended
              November 1, 1993.
10.3(1)(2)    Form of Incentive Stock Option Agreement under the Option
              Plan.
10.4(1)(2)    Form of Supplemental Stock Option Agreement under the Option
              Plan.
10.5(1)(2)    Form of Notice of Exercise under the Option Plan, as
              amended.
10.6(1)(2)    Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.
10.7(2)       1991 Employee Stock Purchase Plan, as amended.
10.9(3)       Agreement between the Company and Southern California Edison dated October 1, 1992.
10.10(2)(5)   1993 Non-Employee Directors' Stock Option Plan, as amended
              November 1, 1993 (the "Directors' Plan").
10.11(2)(3)   Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)      Purchase Agreement, dated October 3, 1993, between the
              Company and Vulcan Ventures Incorporated.
10.13(6)      Stock Purchase Agreement, dated as of October 10, 1997,
              between the Company and Vulcan Ventures Incorporated, a
              Washington Corporation.
10.14(9)      Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures Incorporated.
10.15(10)     Preferred Stock Purchase Agreement, dated as of June 20,
              1999, among the Company, MCI WorldCom, Inc., and Vulcan
              Ventures Incorporated.
10.16         Amended and Restated Registration Rights, dated as of
              November 15, 1999, among the Company, MCI Worldcom, Inc.,
              and Vulcan Ventures, Inc.
10.17(2)      1997 Equity Incentive Plan, as amended.
10.18(11)     Ricochet Reseller Agreement, dated as of June 20, 1999,
              between the Company and MCI WorldCom, Inc.
10.19(11)     Amendment to Ricochet Reseller Agreement, dated as of
              November 12, 1999, between the Company and MCI WorldCom,
              Inc.
10.20(13)     Underwriting agreement dated February 1, 2000 among the
              Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)     Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)     Terms Agreement dated February 2, 2000 among the Company,
              Metricom Finance, Inc. and the underwriters named therein
              relating to the issuance and sale of 300,000 warrants to
              purchase an aggregate of 1,425,000 shares of the Company's
              Common Stock.

  EXHIBIT
  NUMBER                                EXHIBIT
-----------                             -------
10.23(13)     Warrant Agreement dated February 7, 2000 among the Company,
              Bank One Trust Company, as initial warrant agent and
              BankBoston N.A., as warrant agent.
10.24(13)     Warrant Certificate dated February 7, 2000 between the
              Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)     Terms Agreement dated February 2, 2000 among the Company,
              Metricom Finance, Inc. and the underwriters named therein
              relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
12.1(15)      Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)      Letter from Arthur Andersen LLP, Independent Auditors,
              regarding change in accounting principle.
21.1(15)      Subsidiaries of the Company
23.1          Consent of Arthur Andersen LLP, Independent Auditors.
27.1(15)      Financial Data Schedule

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

(15) Previously filed with our Form 10-K for the year ended December 31, 1999.