Form 10-K405
period 2000-12-31
METRICOM INC / DE
filed 2001-03-30
CIK 884318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-19903

                                 METRICOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0294597
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on February 28, 2001 was $99,357,000. Shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of Common Stock outstanding as of February 28, 2001 was 30,910,645.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Metricom, Inc. Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to our plans to the timing and extent of our financing needs, our plans and ability to obtain additional financing, the extent of our planned network deployment, our market opportunities, our strategy, our anticipated revenues from WorldCom, Inc., our competitive position, and our management's discussion and analysis of our financial condition and results of operations. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. The section captioned "Risk Factors" appearing in this Annual Report on Form 10-K describes those factors that we currently consider material and that could cause these differences. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

                                     PART I

ITEM 1 -- BUSINESS

     Metricom, Inc. was incorporated in California in December 1985 and reincorporated in Delaware in April 1992. Unless the context otherwise requires, references in this Form 10-K to "we," "us," "Metricom" or the "Company" refer to Metricom, Inc. and its subsidiaries. Our principal executive offices are located at 333 West Julian Street, San Jose, California 95110-2335, and our telephone number is (408) 282-3000. Our website is www.metricom.com.

OVERVIEW

     Metricom is a high-speed wireless data services company. Using our patented Micro Cellular Data Network (MCDN) technology we are able to deliver wireless data faster and less expensively than any other wireless data service commercially available in the market today. Our first generation network operated at speeds of 28.8 kilobits per second or kbps. Through the first quarter of 2001, we have announced the availability of our next generation high-speed network, which provides average communication speeds of 128 kbps, in thirteen markets: Atlanta, Baltimore, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York City, Philadelphia, Phoenix, San Diego and San Francisco. We continue to operate our previous generation 28.8 kbps speed service in portions of San Francisco and in the Seattle and Washington D.C. metropolitan areas while these markets are converted to the high-speed service. We plan to expand our high-speed networks to additional metropolitan areas in the U.S., including expansion of coverage in the markets that have already been announced; however, our expansion plans as well as our ability to maintain our existing operations are dependent on our ability to obtain additional financing.

     Our customers include individuals, corporations, educational institutions and federal, state and local governments. As of December 31, 2000, there were approximately 34,000 subscribers, including 21,800 subscribers of our 28.8 kbps service and 12,200 subscribers of our newly launched 128 kbps service.

     Our technology and network allow us to meet the exploding demand for connectivity in a wide range of mobile and non-mobile applications. Our service and networks support communication among a wide range of devices including laptops and personal digital assistants, or PDA's, for the mobile professional to desktop computers in fixed location wireless applications in commercial, educational, governmental and home applications. In a world where connectivity is a requirement, Metricom provides the greatest flexibility for access without compromising performance.

     Our first service marketed under the name Ricochet is targeted at the growing number of professionals who require full access to their corporate networks and the Internet while away from the office. Ricochet provides these mobile professionals with higher speed access to data than any other mobile wireless technology commercially available today. It also appeals to consumers who desire high-speed mobile access to the Internet. Ricochet enables users to replicate wirelessly the look and feel of their desktop computers, providing them with features customarily associated with working on a desktop computer at the office. By connecting a Ricochet wireless modem to a laptop computer or other portable electronic device, users can access their corporate networks and the Internet whenever they want and wherever they are within our service areas, just as they would with a wired modem. Users pay only a flat fee for the service, unlike many other remote access services.

     We offer our high-speed Ricochet service through channel partners who resell the service, co-branded with the Ricochet name and logo, to their customers and through other channels. The channel partners also provide billing and the first level of customer support. We currently have six primary channel partner relationships. WorldCom, Juno Online Services Inc., Wireless WebConnect!, Inc., GoAmerica Communications Corp., Aether Systems, Inc. and IP Communications, Inc. have all entered into agreements with us to sell our high-speed service to their customers. Additionally, our primary channel partners sell through other channels, including Staples, Fry's and CompUSA stores as well as other resellers such as Earthlink and Hewlett-Packard. In our agreement with WorldCom, WorldCom has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, subject to the timely deployment of our network, our ability to meet agreed performance standards and our ability to attract a significant number of subscribers through other channel partners. This relationship provides us with access to a large and sophisticated sales force that has experience in selling products and services to businesses and consumers in our target market. Our agreements with our other channel partners do not have minimum revenue commitments or incentives related to our deployment and performance.

     We continue to seek additional channel partners that have experience selling products and services to businesses and consumers in our target market. Potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers.

     To date we have financed the deployment of our high-speed network by issuing both public and private equity and debt. In November 1999, WorldCom, Inc., and Vulcan Ventures Incorporated, the private investment vehicle of Microsoft Corporation co-founder Paul Allen, each purchased shares of our preferred stock for $300 million in cash. In February 2000, we completed concurrent public offerings of 5,750,000 shares of our common stock at $87.00 per share for gross proceeds of $500 million and $300 million aggregate principal amount of our 13% senior notes due 2010, together with warrants to purchase an aggregate of 1,425,000 shares of our common stock at an initial exercise price of $87.00 per share. The aggregate available net proceeds of these offerings was approximately $692 million, after deducting underwriting discounts and commissions and offering expenses, and after establishing the required interest reserve to secure the first four interest payments on the notes.

                                  RISK FACTORS

     Set forth below are a number of risk factors applicable to us. If any of the following risks actually occurs, our business could be harmed substantially. You should carefully consider the specific factors discussed below, together with all of the other information contained in this Annual Report on Form 10-K.

                         RISKS RELATED TO OUR BUSINESS

WE NEED ADDITIONAL FUNDING TO CONTINUE OUR OPERATIONS DUE TO OUR CURRENT COMMITMENTS AND THE EXPENSE INVOLVED IN DEPLOYING OUR HIGH-SPEED NETWORK.

     We have suffered recurring losses from operations and have incurred significant financial commitments that raise substantial doubt about our ability to continue as a going concern through 2001 without obtaining additional financing. At our current level of operations and rate of negative cash flow, we anticipate that our cash, cash equivalents and short-term investments will be adequate to satisfy our operating loss and capital expenditure requirements through August 2001. At February 28, 2001, we had working capital of approximately $327 million and outstanding purchase commitments for capital equipment, network construction labor and modems of approximately $346 million. Expenditures associated with developing our high-speed service have contributed substantially to our cumulative net losses of approximately $583 million at December 31, 2000.

     We believe that, in addition to the current funds on hand at December 31, 2000, to achieve positive cash flow from operations, we will require additional cash resources of approximately $500 million. However, the funds we actually will require may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although we do not currently believe that we need to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider necessary to further the growth and development of our business.

     In order to extend the availability of our cash, we have postponed deployment in most of our originally planned 46 markets until we obtain additional financing. We are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. We are also working with our channel partners to increase revenues through new marketing programs and promotions, and we are exploring potential additional sources of revenue. We are working with advisors to obtain additional financing and are currently in discussions with candidates that could potentially provide financing. We cannot assure you that we will be successful in increasing revenues, reducing cash outflows or obtaining additional financing. In addition, there are other limitations in our ability to raise additional financing. First, the terms of our outstanding senior notes restrict our ability to incur additional indebtedness and may prevent us from being able to obtain additional financing. Second, Vulcan Ventures has a control position and WorldCom has a large investment in us, both of which may deter investors who otherwise might desire to provide financing to us. Furthermore, if we are able to raise additional funds, we may need to do so through the sale of additional equity or equity-linked securities, which could be dilutive to holders of our common stock, warrants and other securities. In the event that we both do not obtain additional financing and are unable to extend our availability of cash beyond our current expectations, we plan to significantly reduce our operations in the third quarter of 2001 to enable us to continue as a going concern through 2001.

WE MAY ENCOUNTER SIGNIFICANT LEGAL COSTS AND LITIGATION AS A RESULT OF POSTPONING OUR DEPLOYMENT AND CANCELING CONTRACTS.

     Over the past eighteen months, we have entered into contracts with several contractors and suppliers to deploy our network in 46 markets and supply us with equipment. Recently, after our contractors had begun deployment, we postponed or halted network construction in many of these markets to preserve our cash. We are currently in the process of terminating agreements with several of these contractors and restructuring contracts with some equipment suppliers and other contractors. As a result, we may be required to hire attorneys to effectively negotiate with these outside parties and we may have to defend ourselves against litigation as a result of our non-performance under these agreements. Therefore, we may face significant costs associated with our legal defense or costs associated with any adverse determination from litigation. Such costs would negatively impact our results of operations. Any adverse determination from litigation may also harm our reputation and impede our ability to engage new contractors should we decide to restart network deployment in the future.

WE ARE DELAYING THE COMPLETE DEPLOYMENT OF OUR HIGH-SPEED NETWORK TO CONSERVE CASH, AND THIS DELAY MAY CAUSE US TO BE IN DEFAULT OF SOME OF OUR COMMERCIAL CONTRACTS AND MAY PREVENT US FROM COMPETING EFFECTIVELY AND ATTRACTING USERS TO OUR HIGH-SPEED SERVICE.

     In order to extend the availability of our cash resources, we have postponed further deployment of our network in most of our originally planned markets until we obtain additional financing. We also reduced the size of the coverage areas of the markets that we are still constructing. This deployment postponement could cause us to be in noncompliance with some of our commercial agreements and may prevent us from attracting users to our service, due to the limited scope of our network in part because we may not be able to compete with similar wireless services that are offered more broadly.

     Some of our commercial agreements require us to make minimum financial commitments, some of which we may not be able to meet with our modified deployment plan. We are working with our vendors and suppliers to reduce our financial commitments and reduce our future cash outflows. We may not be able to successfully negotiate reductions to these commitments, and we may incur incremental legal costs associated with these negotiations or with litigation that may arise if these negotiations are unsuccessful and we are not able to comply with the terms of these agreements.

WE MAY RELY HEAVILY ON ONE CHANNEL PARTNER, WORLDCOM, TO PROVIDE A SUBSTANTIAL PORTION OF THE SUBSCRIPTION SALES AND CUSTOMER SUPPORT CRITICAL TO OUR SUCCESS.

     We have agreements with six channel partners, one of which is WorldCom. In the first quarter of 2001, WorldCom began marketing and selling our service to customers in some markets. If WorldCom does not sell our service as effectively or as widely as anticipated, or if WorldCom terminates its agreement with us, now or in the future, it could disrupt our operations, adversely affect our sales and harm our competitive position and our business. Although WorldCom is only one of several channel partners, we may be heavily dependent on WorldCom to sell subscriptions to our service because it is our largest channel partner and is the only one with national brand name recognition. Our agreement with WorldCom is non-exclusive, allowing it to market and sell the services of our competitors, and WorldCom may terminate the agreement without penalty if we breach our material obligations under the agreement. We believe that the extent to which WorldCom devotes resources to marketing and selling our service will substantially affect the development of our user base. We cannot predict whether WorldCom will sell our service effectively or, even if it does, whether it will decide to support future competing technologies in preference to ours.

WE HAVE LIMITED EXPERIENCE OPERATING OUR HIGH-SPEED NETWORK AND CONSUMER DEMAND FOR OUR SERVICE IS UNPREDICTABLE.

     We only recently placed our new high-speed network into commercial operation and we cannot reliably project potential demand for our high-speed service, including whether there will be sufficient demand at the prices we need to be profitable. We cannot reliably predict demand because the market for mobile wireless data access services is in the early stages of development and critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the demand for our high-speed service. In addition, unlike with our original 28.8 kbps service, we are not selling our high-speed service directly to users. Instead, we have implemented a business strategy that relies on channel partners to sell our new service to customers.

THE SUCCESS OF OUR BUSINESS ULTIMATELY WILL DEPEND UPON THE ACCEPTANCE OF OUR HIGH-SPEED SERVICE BY USERS WHO SUBSCRIBE TO OUR SERVICE THROUGH OUR CHANNEL PARTNERS.

     Under our current strategy, we will not be successful if our channel partners are unable to sell our service. There is only a limited market today for our service and we bear the risk that our channel partners will not sell enough subscriptions to our service or generate sufficient revenue for us to recoup the substantial expenditures we have made and will continue to make to deploy and commercially launch our network. Moreover, if the user base for our high-speed service does not expand at the rate required to support the deployment of our network, our revenue and business will suffer, and we may be unable to complete our national deployment. In addition, competition to provide wireless data access services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY AND THE ABILITY OF OUR CHANNEL PARTNERS TO MARKET OUR SERVICE.

     We believe that a substantial marketing effort is necessary to stimulate demand for our high-speed Ricochet service. We expect our channel partners to be marketing our service to their customers and other potential users of our service. We also are undertaking a marketing plan to attract users to our service. We cannot be certain that these marketing efforts will be successful and attract the users that we will need to sustain our growth, business and operations. If we, or our channel partners are unable to market our high-speed service successfully, or at all, our ability to attract users and generate revenues will be adversely affected and our business will be harmed.

WORLDCOM MAY REDUCE OR CANCEL ITS OBLIGATIONS TO US IF WE FAIL TO MEET PERFORMANCE THRESHOLDS.

     If we do not satisfy specified performance targets under our WorldCom agreement, WorldCom could reduce or terminate its payment obligations to us or suspend or terminate any sales and marketing services we receive under our agreement with WorldCom, which would impair the growth of our user base and adversely affect our business and results of operations. Although WorldCom has agreed to pay us at least $388 million in revenue over the five years following the launch of our service, our agreement with WorldCom provides that if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in the agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. We currently are assessing the impact that our deployment delays and postponement will have on our minimum revenue commitment from WorldCom. Because the WorldCom revenue amounts represent minimum commitments, the ultimate impact, if any, of our deployment, postponement and delays on total revenues from WorldCom cannot be predicted, but could be significant. In addition, in the event that, in any agreement year, subscribers provided by WorldCom represent more than a specified percentage of our total subscribers, then WorldCom's guaranteed revenue commitment for that agreement year could be reduced. If we fail to correct any deficiency for sustained periods of time, WorldCom may suspend its obligations to us or terminate the agreement.

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

THE SUCCESS OF OUR SERVICE DEPENDS, IN PART, ON OUR ABILITY AND THE ABILITY OF OUR CHANNEL PARTNERS TO PROVIDE ADEQUATE CUSTOMER SUPPORT.

     We rely on our channel partners to provide the initial level of customer support, which we supplement with higher level technical support. We cannot be certain that either we or the users of our service will be satisfied with the performance of any channel partner with which we enter into an agreement. If we or our channel partners are unable to provide adequate customer service, our ability to retain users could be adversely affected and our reputation and business could be harmed.

WE EXPECT TO CONTINUE TO GENERATE LOSSES AS WE CONTINUE TO DEPLOY, DEVELOP AND MARKET OUR NETWORK AND SERVICE.

     If we are able to secure additional financing and continue the deployment of our network, we expect to incur significant operating losses and to generate negative cash flow from operating activities during the next few years. We have a history of losses and expect to incur additional losses in the future. If we are unable to achieve or sustain profitability or positive cash flow from operating activities, we may be unable to develop our network or conduct our business effectively or competitively. We cannot assure you that we will be able to achieve or sustain profitability as we build our user base and market our service.

WE MAY BE REQUIRED TO PURCHASE AND CARRY EXCESS MODEM INVENTORY IF WE DO NOT MEET OUR SUBSCRIBER FORECASTS.

     Under agreements with modem suppliers, we have committed to purchase a minimum number of units in the first year of delivery of the modems and to reimburse these suppliers for a portion of their development costs. Consequently, we could have more modems than we need if we do not meet our subscriber forecasts. In addition, we could owe a substantial amount, up to approximately $100 million in the aggregate, as of December 31, 2000, to these modem suppliers. These amounts may not be offset in whole or in part by subscriber revenues if consumer demand is less than we currently anticipate.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, PARTICULARLY IN LIGHT OF THE UNCERTAIN DEMAND FOR OUR SERVICE.

     As we continue to deploy and develop a market for our high-speed Ricochet service, our operating results are likely to fluctuate significantly. As a result, it is likely that in some future quarters, as has occurred in certain quarters of 2000, our operating results will be below the expectations of securities analysts and investors, which could cause the trading prices of our securities to decline, perhaps substantially. We are unable to forecast our revenues with certainty because of the unknown demand for our high-speed service and the emerging nature of the mobile wireless data access industry. Our revenues could fall short of our expectations if our channel partners experience delays in launching sales and marketing operations for Ricochet or if we are not able to enter into agreements with additional channel partners. We have limited experience marketing our new service or operating the high-speed network through which the service is provided. This lack of experience could cause us to inaccurately estimate the demand for our new high-speed service, which would adversely affect our results of operations. Our operating results may fluctuate as a result of the factors described below and elsewhere in these "Risk Factors," including:

     - Lower than expected subscriber adoption rates

     - unanticipated costs of building our network, including costs associated with postponing and resuming the deployment of our network in some markets;

     - delays in the introduction of our service into new markets;

     - changes in the rate of market acceptance of our high-speed service;

     - new offerings of, and pricing strategies for, competitive services;

     - changes in the regulatory environment; and

     - general economic conditions, as well as economic conditions specific to the data access markets.

WE MAY BE UNABLE TO ATTRACT USERS AND COMPETE WITH OTHER DATA ACCESS PROVIDERS IF WE DO NOT EXPAND OUR NETWORK COVERAGE AREA.

     We have started offering our high-speed Ricochet service in only 13 markets thus far and are postponing further deployment and development of our high-speed network in some of those markets and in additional markets until we are able to obtain additional funding. Competitive factors may require that we offer our service in additional markets as well as further develop our high-speed network in the markets where we have already started offering service. If we are unable to resume fully deploying our network, we may be unable to attract users and compete with other data access providers, which offer a competing service with a broader coverage area, and consequently our revenues and results of operations may be severely harmed.

THE DEPLOYMENT OF OUR NETWORK MAY BE IMPEDED DUE TO DELAYS CAUSED BY MUNICIPALITY APPROVALS AND OTHER LOCAL PROBLEMS.

     The complete deployment of our high-speed network in some markets has been delayed due to construction and leasing delays, municipality approvals and utility agreement negotiations. If we continue to experience delays in the markets we are currently developing, and, if we obtain additional financing, in the markets we plan to develop, or if we are unable to meet continuing deployment needs, such as continuing to deploy network radios and wired access points to maintain performance levels, we may not be able to compete effectively or attract users and our business will suffer. We initially planned to announce the availability of our high-speed service in 12 markets during the late summer of 2000. By the end of the summer of 2000, we had deployed our service in nine markets. Although we had planned to launch our service in Chicago and Los Angeles as part of our initial launch phase, we did not launch in these markets during that phase due to delays in obtaining zoning approvals and negotiating utility agreements. In addition, in one market, New York, we have not deployed our service in all areas of the market because of delays in obtaining necessary local regulatory clearances. In Washington, D.C. and Seattle, two of our initial markets, access is available only at 28.8 kbps as we have not completed construction of the network infrastructure for our high-speed service.

THERE ARE NUMEROUS CONTINGENCIES INVOLVED IN DEPLOYING OUR NETWORK, SOME OF WHICH ARE OUTSIDE OF OUR CONTROL. UNFAVORABLE OR UNTIMELY RESOLUTION OF THESE CONTINGENCIES COULD LEAD TO FURTHER DELAYS IN OUR DEPLOYMENT IN SOME MARKETS.

     In order to offer our high-speed service to users in our targeted metropolitan markets, we must successfully achieve a number of regulatory, design and implementation objectives. We may not be able to meet these objectives on a timely basis or at the cost that we have assumed, or at all. Deployment of our high-speed network involves various risks and contingencies, many of which are not within our control, including:

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

     - and changes in existing laws and regulations.

     In addition, as we transition to our high-speed service in markets where our 28.8 kbps service is in use, users of our new high-speed service may experience difficulty in receiving and maintaining our higher speed service and may occasionally be routed to the 28.8 kbps service. We are currently implementing system modifications that should eliminate these high-speed service interruptions. If we are not able to minimize or eliminate these disruptions, our ability to attract users of our high-speed service in these markets could be severely affected and our business could be harmed.

WE NEED TO OBTAIN RIGHTS-OF-WAY FROM LOCAL MUNICIPALITIES, PUBLIC UTILITIES AND OTHER GOVERNMENTAL ENTITIES TO LOCATE OUR POLETOP RADIOS AND FAILURE TO OBTAIN THESE RIGHTS-OF-WAY COULD INCREASE COSTS AND FURTHER DELAY THE DEVELOPMENT OF THE NETWORK.

     The development, expansion and operation of our network depend to a significant degree on our ability to obtain and maintain rights-of-way for the location of our poletop radios from local municipalities, public utilities or other local government entities. We have faced delays and may face future delays or rejections in attempting to obtain the approvals and agreements necessary to deploy our network and commercially launch our service. For example, in the Chicago, Los Angeles and New York markets, variations in local regulations, including zoning and franchise fee regulations, have delayed our obtaining agreements we need in order to install our poletop radios. When site agreements are not executed in a timely manner and on commercially reasonable terms, or at all, we must seek alternative sites, such as commercial buildings, residential dwellings or similar structures, on which to install network radios. Deploying a large area in this manner could be time-consuming and significantly more expensive than installing poletop radios on street lights and may be restricted or prohibited by one or more municipalities.

WE NEED TO LEASE SPACE ON ROOFTOPS OR TOWERS FROM THIRD PARTIES TO INSTALL OUR WIRED ACCESS POINTS AND IF THESE LEASES ARE NOT OBTAINED OR ARE AVAILABLE ON UNFAVORABLE TERMS, OUR BUSINESS EXPANSION WILL BE IMPAIRED.

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

WE DEPEND ON THIRD-PARTY SUPPLIERS TO DELIVER KEY COMPONENTS OF OUR NETWORK AND DELAYS IN THE SHIPMENT OF THESE COMPONENTS COULD AFFECT OUR ABILITY TO IMPLEMENT OUR SERVICE.

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

DELAYS IN THE SUPPLY OF CIRCUITS NECESSARY TO DEPLOY OUR NETWORK HAVE NEGATIVELY IMPACTED, AND MAY CONTINUE TO IMPEDE, THE AVAILABILITY OF OUR SERVICES.

     We depend on third-party suppliers to provide data communications circuits required to deploy our network. To date, we have experienced some delays in obtaining data communications circuits from vendors. These delays have negatively impacted both the commercial availability dates and the size of coverage areas of some of the markets in which we have begun to offer service, as well as some markets that are not yet developed or offering service. If we do not obtain data communications circuits on a timely basis, we may be required to delay the commercial availability of future markets, launch markets with smaller than optimal coverage areas, or both.

THE FAILURE OF THE CONTRACTORS WE USE TO INSTALL AND CONSTRUCT OUR NETWORK TO COMPLETE THE CONSTRUCTION ON A TIMELY, EFFICIENT BASIS COULD IMPEDE FURTHER IMPLEMENTATION OF OUR SERVICE.

     We have outsourced the physical construction of our high-speed Ricochet network to contractors and our reliance on these contractors reduces our control over deployment schedules, quality assurance and costs. The failure of these contractors to complete the installation of our network on a timely, cost-effective basis, in the markets where we continue to build, could delay the future deployment of our network, which would damage our business and prospects. We rely on these third parties, among other things, to install our poletop radios and wired access points, deliver and install circuits at our wired access points and network interface facilities, establish and maintain our connection to corporate networks and the Internet and provide radio frequency engineering. The successful and timely deployment of our network by these parties is subject to numerous factors, including the supply of labor, materials and equipment, as well as prevailing weather conditions, all of which are beyond our control.

WE RELY ON A LIMITED NUMBER OF SUPPLIERS TO PROVIDE THE MODEMS THROUGH WHICH OUR USERS ACCESS OUR SERVICE AND THEREFORE, IF OUR MODEM SUPPLY WAS REDUCED OR INTERRUPTED OUR BUSINESS WOULD BE HARMED. ALSO, OUR BUSINESS COULD BE DISRUPTED AND WE COULD INCUR SUBSTANTIAL COSTS IF OUR MODEM SUPPLIERS DO NOT PROVIDE ENOUGH MODEMS TO MEET THE DEMAND FOR OUR SERVICE.

     We depend on a limited number of third-party manufacturers to develop, assemble and manufacture our modems. If any of our modem suppliers were to experience financial, operational, production or quality assurance difficulties, allocate resources to others in lieu of us or experience a catastrophic event that results in a reduction or interruption in supply of modems, our business would be impaired. In addition, if these manufacturers are not able to keep pace with production schedules, and consumer demand, we may not be able to provide our customers with modems, which would disrupt our operations and negatively impact our revenues.

OUR INABILITY TO ARRANGE FOR AN ADDITIONAL SUPPLY OF MODEMS TO MEET FORECASTED DEMAND FOR SUBSEQUENT PERIODS MAY LIMIT THE ABILITY OF OUR CHANNEL PARTNERS TO SECURE NEW SUBSCRIBERS.

     The projected future demand for our service requires that we obtain more modems. If we cannot make arrangements for the manufacture of additional modems, our channel partners may be unable to secure new subscribers to our service, which would harm our competitive position and our business. Further, if our channel partners sell more subscriptions than we anticipate or if we decide to accelerate deployment of our high-speed Ricochet network, our current supplies may prove inadequate. We cannot assure you that, if any of these events occur, modems from alternate suppliers will be available at favorable prices, if at all.

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

WE DEPEND ON A NETWORK INFRASTRUCTURE LARGELY MAINTAINED BY THIRD PARTIES AND SUBJECT TO DISRUPTION BY EVENTS OUTSIDE OUR CONTROL.

     Our success will depend upon the adequacy, reliability and security of the networks used to carry data between our network and corporate networks and the Internet. If there is any failure of the Internet backbone, our network interface facilities or any other link in the delivery chain, whether from operational disruption, natural disaster or otherwise, our service could be interrupted and our business and results of operations could be adversely affected. Because the networks used to carry the data are owned or controlled by third parties, we have no control over their quality and maintenance. Currently, we have agreements with WorldCom and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet. Our operations also depend on our ability to avoid damages from fires, earthquakes, floods, power losses, communications failures, network software flaws, transmission cable cuts and similar events. The occurrence of any of these events could disrupt our service and harm our business.

THE DATA ACCESS MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND INCLUDES A NUMBER OF COMPANIES THAT HAVE MORE RESOURCES AND BRAND NAME RECOGNITION THAN WE DO, WHICH MAY AFFECT OUR ABILITY TO ATTRACT AND MAINTAIN USERS OF OUR SERVICE.

     Competition in the market for data access and communications services is intense, and increasing competition may force us to reduce prices, which would result in reduced gross margins and cause us to lose market share, any of which could harm the growth of our business and our results of operations. A number of privately and publicly held communications and data access companies, such as Qualcomm, Inc. and Sprint Corp., have developed or are developing new wireless and wired communications and data access services and products using technologies that may compete with ours. Some wireless data services, such as Motient, BellSouth and AT&T, have operated for many years and are already broadly deployed in major markets and well-recognized. Many of these companies have significantly greater resources, more established brand names and larger customer bases than we do. In addition, several companies in various other industries, such as the satellite communications industry, are expected to enter the market for mobile high-speed data access in the future. Further, we may face competition from Internet service providers that could offer Internet, online or data access services at prices lower than those offered by our channel partners, which could limit our ability to increase our user base and cause us to obtain lower than anticipated selling prices or incur additional selling, marketing and product development expenses.

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

     In the last year, we have expanded operations such that we now operate our high-speed service in 13 markets and we are in various stages of development in 33 other markets. If we are unable to manage effectively our future growth and development, or if we experience difficulties in managing the deployment of our network, such as the delays in deployment we have experienced related to local regulatory approvals, our business, results of operations, reputation and prospects for growth could be harmed. As we continue to deploy our network, we must manage the design, deployment, installation, maintenance and support of a nationwide mobile wireless data access network, as well as the coordination and support of our channel partners. In addition, management of our growth requires, among other things:

     - continued development of our financial and management controls;

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

     We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. If these protections do not adequately protect our proprietary rights, we could lose valuable assets or become involved in costly litigation. Our current patents may not preclude competitors from developing equivalent or superior products and technology. We also have pending patent applications relating to our technology. With respect to our pending patent applications, we cannot be certain that patents will issue or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. Our trademarks also may be challenged, and we may be precluded from using trademarks that users identify with our service, thus frustrating the ability of our channel partners to market our service. Further, we cannot assure you that we will be able to maintain our trade secrets or that the confidentiality agreements upon which we rely will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential information.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND AND COULD RESULT IN THE LOSS OF VALUABLE ASSETS.

     Our commercial success also may depend in part on our not infringing the proprietary rights of others or not breaching technology licenses that cover technology that we use in our products. If claims are made, even if they are not meritorious, costly litigation could result, which could divert management attention, preclude sales of affected products or services and reduce resources. Third-party patents may require us to develop alternative technology or to alter our products or processes, obtain licenses or cease some of our activities. If these licenses are required, we may be unable to obtain them on commercially favorable terms, if at all. If we are unable to obtain licenses to any technology required to effectively deploy or market our products and service, our business could be harmed.

WE ARE SUBJECT TO TELECOMMUNICATIONS INDUSTRY REGULATIONS AND ARE REQUIRED TO OBTAIN REGULATORY APPROVALS AND ABIDE BY REGULATORY RESTRICTIONS THAT AFFECT HOW WE OPERATE OUR BUSINESS. CHANGES TO THE REGULATORY SCHEME OR OUR ABILITY TO OBTAIN APPROVALS OR COMPLY WITH REGULATIONS COULD ADVERSELY AFFECT THE NATURE AND EXTENT OF THE SERVICE WE OFFER.

     We may not be able to secure the necessary Federal Communications Commission approvals for some of the equipment that we use as part of our network and the approval process could result in delays or additional costs. In the frequency bands where we operate on a license-free basis, the FCC requires that we not cause harmful interference to licensed users in the band and we must accept any interference present in the bands. In our licensed frequencies, we are subject to an FCC requirement that we not cause interference to certain services operating in nearby bands and it might even be subject to interference. Satisfying interference requirements could involve substantial time and expense and, if we fail to satisfy them, could lead us to curtail our operations in the affected locations.

     In addition, excessive harmful interference in either the licensed or license-free frequency bands could discourage users from subscribing to or retaining our service, which would harm our reputation, affect our competitive position, and impair our business and results of operations. We may desire or, as a result of changes in regulations, be required to seek to operate in other license-free or licensed frequency bands. We may not be able to obtain appropriate licensed or unlicensed spectrum on commercially acceptable terms, if at all. In addition, redesigning our products to operate in other frequency bands could be expensive and time-consuming, and may not result in commercially viable products. Further, some state and local jurisdictions may attempt to impose additional regulatory requirements, including regulating the terms and conditions of our service. This regulation could hinder or limit the flexibility that we have to respond to changes in the markets we serve, thus adversely affecting our business and results of operations.

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL AND OUR ABILITY TO ATTRACT ADDITIONAL KEY EMPLOYEES.

     We believe our success will depend largely on our ability to attract and retain highly skilled engineering and managerial personnel. If we are unable to retain our management and engineering personnel or if we fail to attract additional key personnel, we may have difficulty implementing our business plan, which would adversely affect our ability to expand our business. In February 2001, Timothy A. Dreisbach resigned as our chairman and chief executive officer. Ralph C. Derrickson, a member of our board of directors, was named interim chief executive officer. In March 2001, our chief financial officer and senior vice president of engineering and manufacturing resigned.

     The industry in which we operate is characterized by intense competition for these personnel and a high level of employee mobility. Many of our key employees hold stock options that are vested or may be fully vested before we achieve significant revenues or profitability. In addition, the strike price of many of our key employees' stock options is significantly above the current market price of our stock. As a result, our ability to retain these key employees is at risk. We intend to grant additional options and provide other forms of incentive compensation to attract and retain our key personnel, but we cannot guarantee these efforts will be successful. In March 2001, we reduced our workforce by approximately 22%. This reduction may further reduce our ability to attract and retain key personnel.

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

     After assuming conversion of all of our outstanding preferred into common stock, Vulcan Ventures would hold approximately 43% of our common stock and WorldCom would hold approximately 34% of our common stock, based on capital stock outstanding on December 31, 2000. In addition, as holders of our preferred stock, Vulcan Ventures and WorldCom each has the right to elect one director. Vulcan Ventures, by reason of its large common stock holdings, will continue to have the ability to control most matters submitted to a vote of our stockholders, including significant corporate transactions and the election of a majority of our board of directors. Moreover, in light of WorldCom's substantial preferred stock holdings and right to elect one director, WorldCom may be able to substantially influence actions we take.

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

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline, possibly significantly. As of December 31, 2000, we had 30,795,473 shares of common stock outstanding, all of which are freely tradable in the public market, subject in some cases to volume limitations and manner of sale restrictions imposed by Rule 144 under the Securities Act. In addition to our outstanding common stock, Vulcan Ventures and WorldCom each owns 31,950,000 shares of our preferred stock, each of which is convertible into one share of common stock automatically upon transfer to an unaffiliated transferee. The shares of common stock issuable upon conversion of the preferred stock owned by Vulcan Ventures and WorldCom became eligible for sale in the public market, subject to volume limitations and manner of sale restrictions imposed by Rule 144, on November 15, 2000. The shares of Series A2 preferred are convertible into shares of common stock at any time. The shares of Series A1 preferred become convertible into shares of common stock beginning May 2002. Furthermore, subject to certain exceptions, Vulcan Ventures and WorldCom, together with any person holding at least 500,000 shares of preferred stock, or common stock issued upon conversion thereof, transferred by either of them, are entitled to require us to use our best efforts to register their shares for resale under the Securities Act.

THE MARKET PRICE OF OUR STOCK HAS BEEN, AND MAY CONTINUE TO BE, HIGHLY VOLATILE, WHICH COULD SUBJECT US TO LITIGATION.

     The market price of our common stock, along with the market prices of securities of many other companies engaged in emerging industries, has been highly volatile. These broad market fluctuations may adversely affect the market price of our common stock and could lead to litigation. Announcements like the ones listed below could have a significant impact on the market price of our securities. These announcements may include:

     - technological innovations, such as faster data access speeds or new commercial services by us or our competitors;

     - comments made by securities analysts, including changes in securities analysts' estimates of our financial performance or the outlook for other data access providers;

     - further delays in deployment of our high-speed network or launch of our high-speed service;

     - quarterly fluctuations in our revenues and financial results;

     - regulatory developments in both the U.S. with regard to the FCC or local authorities in particular markets we are seeking to enter, and foreign countries;

     - developments concerning proprietary rights, including patents;

     - litigation matters;

     - timing of additional financing, if at all;

     - general market conditions; or

     - changes in key personnel.

     If securities litigation did result, there could be substantial costs and a diversion of management's attention and resources, which could have an adverse effect on our revenues and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

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

     We had approximately $241.6 million of senior notes payable outstanding at December 31, 2000 that will accrete to an aggregate principal amount at maturity of $300.0 million. We need to raise more capital to maintain our operations and finance our continued network deployment, which may be in the form of substantial additional indebtedness.

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

     We are restricted by the terms of our outstanding senior notes from taking various actions, such as incurring additional indebtedness, paying dividends, repurchasing junior indebtedness, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. These restrictions could also limit our ability to obtain future financing, which we require to continue our operations after August 2001, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the indenture and supplemental indentures. A breach of any of these provisions will result in a default under the indenture and supplemental indentures governing the senior notes and could result in a default under agreements relating to other indebtedness that we may have in the future that would allow those lenders to declare that indebtedness immediately due and payable. If we were unable to pay those amounts because we did not have sufficient cash on hand or were unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy or liquidation proceeding or proceed against any assets that serve as collateral to secure that indebtedness. We cannot assure you that our assets would be sufficient to repay that amount and amounts due under the notes in full. In addition, upon the occurrence of certain events specified in the senior notes, including connection with certain types of change in control, we will be required to make an offer to purchase all the outstanding notes at a premium, in which case we may not have sufficient funds to pay for all the notes that are tendered, which also would constitute an event of default.

OUR SOLUTION AND COMPETITIVE ADVANTAGES

     Our high-speed Ricochet service provides users with secure and reliable high-speed mobile access to corporate networks and the Internet for a flat fee. We believe the competitive strengths of Ricochet effectively address the growing demand for high-speed mobile wireless data access through the following combination of benefits:

     Access to data at speeds equal to or greater than any other remote mobile wireless technology commercially available today. Ricochet provides effective data transfer rates that are equal to or higher than any other remote mobile wireless data access service commercially available today. Our quality of service commitment is to provide users with an average speed of 128 kbps, which is as fast or faster than today's high-speed integrated service digital network, or ISDN, telephone lines. Our high-speed service operates at an average upstream data transfer rate of more than 50 kilobits per second, which is faster than the average data transmission rate of 33 kbps typical of commonly available "56k" wired modems.

     Look and feel of a desktop computer. Our target users are mobile workers who require full access to corporate resources from remote locations. Because of our fast data transfer speeds, we believe that a user working on a laptop computer connected to our network will perceive a substantial advantage over any other remote mobile wireless data access technology commercially available today. Moreover, Ricochet offers mobile workers the ability to connect to their corporate networks and the Internet from any place within our service area, without the inconvenience of having first to locate a telephone modem dataport to establish a remote, and generally slower, connection to e-mail, databases and file and facsimile transmission servers. Furthermore, we have designed our service for laptop computers and other portable electronic devices with relatively large screen areas and relatively large storage capacities to enable our users to better emulate the look, feel and functionality of their desktop computers. By contrast, although data-enabled wireless telephones may offer a convenient means of engaging in simple tasks, such as checking stock prices or sports scores, they are not suitable for displaying data-rich graphics or creating and editing documents, functions frequently performed at desktop computers. Accordingly, we believe that we offer a service that is complementary to, rather than competitive with, data-enabled wireless telephones.

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

     Security and reliability. In addition to the reliability benefits that result from using packet-switched technology, our network's use of frequency-hopping, spread spectrum technology, combined with optional encryption, makes unauthorized interception of data packets extremely difficult and provides greater security than is generally available from other wired and wireless data communications services. Our very low equipment failure rate contributes to the reliability of our service. Moreover, if a network radio is busy or not functioning properly, our network routes data along a different path to its destination within the network, minimizing apparent network disruption or reduced data transfer rates to our users. By providing secure and reliable access to corporate networks, Ricochet service appeals to organizations with mobile workforces.

     Access to WorldCom's large and sophisticated sales force. In the first quarter of 2001, WorldCom began marketing and selling subscriptions to our high-speed service. This relationship provides us with the benefit of support from a large and sophisticated sales force that has experience selling products and services to businesses and consumers in our target market. Moreover, WorldCom now markets and sells our high-speed service through multiple sales channels that have experience with the needs of network and Internet users and users of other mobile access technologies. In addition, WorldCom provides customer support to the users of our service.

     Scalable and cost-effective network. Our network architecture allows us to react quickly to expand our network to respond to positive consumer demand for our service. We can increase network coverage and capacity and reduce system congestion quickly and inexpensively by installing additional network or wired access point radios in areas of high use. Moreover, our network relies primarily on unlicensed radio frequency spectrum that we are able to use without paying any license fee or other similar acquisition cost.

OUR STRATEGY

     Our objective is to be the leading provider of high-speed wireless data access to the exploding markets of digital devices (computers, laptops, PDA's) that require constant connectivity. The key elements of our current strategy are as follows:

     Operate our existing high-speed network. Through the first quarter of 2001, we have deployed our network and announced availability of our high-speed Ricochet service in a total of 13 of the largest markets in the United States, and continue to operate two additional markets where our original 28.8 kbps service is available. In the near term, we plan to focus on operating our existing high-speed network and demonstrating and validating its viability in the marketplace. We will continue to build our network in some target markets, but our expansion to additional markets will depend on both our ability to generate revenue from existing markets and our access to growth capital.

     Target professionals and others who require constant high-speed connectivity. To date, our product marketing has been focused on mobile professionals. These are people who already use laptop computers and require access in a wide range of working environments (home, office, off-site). These include salespeople, consultants, lawyers, accountants, computer professionals as well as a growing consumer group. We plan to continue to focus on this market but expect to expand our offerings to include services targeted at consumers and users of portable devices (PDA's, two-way pagers, mobile communication devices).

     Capitalize on the distribution strength of a select group of channel partners. Under our current strategy, we do not sell our high-speed service or provide customer support directly to users. Instead, we rely on our channel partners, which generally have significant marketing and customer support experience, to generate demand for our service. These partners market and sell subscriptions to our service to their customers on a co-branded basis, displaying the Ricochet name and logo in addition to their own in promotional and other materials they use to offer our service. We currently have agreements with six channel partners: WorldCom, GoAmerica, Juno Online Services, Wireless Webconnect!, Aether Systems and IP Communications. In addition, our channel partners use additional channels such as Staples, Fry's, CompUSA retail stores or resellers such as Earthlink and Hewlett Packard. In selecting channel partners, we focus on organizations with experience selling products and services to businesses and consumers in our target market. Additional potential channel partners include local telephone companies, wireless carriers, digital subscriber line or other high-speed Internet access providers, laptop computer and other portable electronic device manufacturers and system integrators or networking consulting firms that recommend large-scale purchases of access services such as ours to their customers. In the future, we may pursue additional or alternative distribution strategies that allow us to grow our user base more quickly.

     Maintain network performance and cost advantages. We intend to continue our commitment to research and development so that we can continue to offer our users faster data transmission rates on a more cost-effective basis than competing remote mobile wireless data access services. We believe our core technologies -- and particularly our utilization of packet-switched communications and unlicensed portions of the radio frequency spectrum -- will enable us to maintain performance and cost advantages over competing services in the future, as technological advancements increase the standard for data transmission speeds and network performance. Outsourcing some business functions is a key part of our strategy to maintain network performance and cost advantages for our users. We have contracted with several companies to fulfill our manufacturing and network deployment needs, and, to the extent that we continue our deployment, we plan to continue to utilize other companies to perform these functions in the future. The functions that we have outsourced include manufacturing network radios designed by us, manufacturing the modems used by our users, acquiring municipal rights-of-way and other similar rights necessary to deploy our network, physically installing our network equipment and provisioning the circuits required for our network to connect to the Internet or other corporate networks. By outsourcing these functions to organizations for which they are core competencies, we free our own resources to concentrate on recruiting and managing channel partners, managing our network and advancing our core technologies to enhance our network's performance and cost-effectiveness in the future.

     Consider international opportunities. To date, we have concentrated almost exclusively on domestic opportunities and have engaged in only limited exploration of international opportunities. Though we have no immediate plans to do so, we may pursue opportunities to offer service based on our technologies in markets outside the U.S. We believe that the advantages of our core technologies, and particularly the relatively low deployment cost of our network, should enable us to provide a service that is attractive to customers in other countries that have large populations of knowledge workers.

OUR NETWORK AND TECHNOLOGY

     Users of our high-speed Ricochet service connect to our network through wireless external and personal computer card modems attached to laptop computers or other portable electronic devices. In the future, we also expect that users will be able to connect to our network through advanced integrated circuits built-in to end-user devices. Our high-speed network architecture consists of four basic elements:

     - compact, inexpensive network radios, called poletop radios, which we deploy on streetlights, utility poles and building rooftops in a geographical mesh pattern and which communicate with our users' laptop computers or other portable electronic devices through wireless modems;

     - wired access points, which we deploy on building rooftops or other locations, many of which also serve as the sites for existing cellular or other wireless base stations and which connect to our poletop radios by wireless links. The wired access points connect with one of our network interface facilities via high-speed dedicated wired connections;

     - network interface facilities, which aggregate traffic to and from all wired access points in a market and provide connections to the Internet and other networks; and

     - our network operations center, which provides central management of our entire network.

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

     Upstream data transmitted from a user's wireless modem travels through one or more poletop radios wirelessly to a wired access point, from which the data is routed over high-speed dedicated wired connections to a network interface facility, where we connect our network directly to the Internet or another network, which in turn delivers the data packet to its destination. Downstream data travels to the user along a similar return route. We typically install our poletop radios at an average density of five radios per square mile and we generally install a wired access point approximately every five to ten square miles, depending on population density. We have designed our network so that a data packet transmitted by a user typically requires no more than one or two transmissions, if any, from one poletop radio to another before reaching a wired access point. Each wired access point is connected by high-speed dedicated wired connections to one of our network interface facilities. Each network interface facility aggregates traffic to and from all wired access points in a market and connects to the Internet and other networks. Currently, we have agreements with WorldCom and others to support the exchange of traffic between our wired access points, our network interface facilities, the telecommunications infrastructure and corporate networks and the Internet.

     Our network's performance is monitored and controlled by our network operations center located in Plano, Texas. The network operations center has the ability to monitor performance of each network interface facility, wired access point, poletop and modem on the system.

     Our network operates in the unlicensed 900 megahertz and 2.4 gigahertz frequency bands of spectrum. We may also operate in the 2.3 gigahertz frequency band pursuant to licenses purchased from the FCC in 1997. We have licensed wireless communication service, or WCS, spectrum covering areas with 127 million in population, according to 1990 population statistics. Two areas have licenses for 20 MHz (Seattle and Portland; 7 million population), four have licenses for 5 MHz (Boston, New York, Buffalo and Philadelphia; 47 million population) and 15 have 10 MHz (St. Louis, Houston, Dallas -- Ft Worth, Denver, Omaha, Wichita, Tulsa, Oklahoma City, San Antonio, El Paso -- Albuquerque, Phoenix,
Spokane -- Billings, Salt Lake City, San Francisco -- Oakland, and Los
Angeles -- San Diego; 73 million population). This licensed spectrum provides us with the ability to transmit at higher power in those regions and thus attain greater network coverage with fewer wired access points. In areas not covered by our licensed spectrum, we can achieve the same coverage results by deploying additional wired access points. We use the 900 megahertz band primarily for transmissions to and from a user's modem to a poletop radio and from a poletop radio to a network radio or wired access point, and the 2.4 gigahertz band primarily for communication between network radios and between poletop radios and wired access points. Wired access points that use the 900 megahertz band and the 2.4 gigahertz band are referred to as industrial, scientific and medical band wired access points, called ISM WAPs. Wired access points that use the 2.3 gigahertz band are referred to as WCS WAPs. We intend to use the 2.3 gigahertz band only for downstream (toward the subscriber) traffic from wired access points to poletop radios and only where we have licenses to use 2.3 gigahertz spectrum and when we cannot route the downstream traffic to the user in one radio hop using the 2.4 gigahertz band. We do not currently use or intend to use the 2.3 gigahertz band for upstream traffic.

     Finally, we also intend to provide a traditional dial-in service to enable users travelling outside our service areas to access their corporate networks or the Internet through standard telephone modems.

NETWORK DEPLOYMENT

     We have deployed our Ricochet service in the following markets thus far:

                                                           ESTIMATED POPULATION(1)
                                                              UNDER COVERAGE AT
             SERVICE AREA                DATE AVAILABLE         MARCH 2, 2001
             ------------                --------------    -----------------------
San Diego..............................       July 2000          2.0 million
Atlanta................................     August 2000          0.8 million
Baltimore..............................  September 2000          1.4 million
Dallas/Fort Worth......................  September 2000          2.9 million
Houston................................  September 2000          2.3 million
New York City..........................  September 2000          6.0 million
Philadelphia...........................  September 2000          2.0 million
Phoenix................................  September 2000          1.6 million
San Francisco..........................  September 2000          3.3 million
Minneapolis............................   November 2000          1.4 million
Denver.................................   December 2000          1.0 million
Detroit................................   December 2000          2.3 million
Los Angeles............................   February 2001          6.1 million
                                                                ------------
          Total high-speed coverage....                         33.1 million
                                                                ------------
Seattle................................            1996          2.4 million
Washington D.C. .......................            1996          1.5 million
                                                                ------------
          Total network coverage.......                         37.0 million
                                                                ============

---------------
(1) Source: 1998 United States Government Census Estimates

     The deployment process for our network involves:

     - obtaining agreements permitting us to deploy our poletop radios and wired access points, which include:

      -- agreements with municipalities, known as right-of-way use agreements, which grant us the right to enter and utilize a municipal right-of-way to deploy our poletop radios, the right to attach our poletop radios to municipally owned property, if any, in the public way and the right to attach our poletop radios to third-party owned property in the public way, such as utility property;

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

     - arranging for circuit installation to wired access points and network interface facilities, and

     - acquiring equipment, installing and testing the network.

     We install most of our poletop radios on street light arms or distribution poles owned by electric and other utilities, municipalities or other local government entities. In addition, we are required to enter into agreements with municipalities as owners of the rights-of-way in which street lights and distribution poles are located and supply agreements with providers of electricity to power our radios. Typically, the right-of-way agreements have terms of five to 10 years with three five-year renewal options. Many agreements require us to pay an annual right-of-way use fee, sometimes referred to as a franchise fee, to the municipality or other governmental agency that controls the right-of-way. These franchise fees, where permitted, currently average about 5% of the adjusted gross revenues collected from subscribers with billing addresses located in the municipality covered by the right-of-way agreement. The electrical supply agreements for our poletop radios typically have a term of 10 years and require us to pay a monthly fee for electricity, which is determined by tariff, if appropriate, or by a private rate agreement. In addition, we are typically required to pay an annual fee for the use of each streetlight or other pole to which a poletop radio has been directly attached. The combined electrical and rental fees currently average about $110 per year per poletop radio.

     In the event we are unable to negotiate site agreements in a timely manner and on commercially reasonable terms or at all, we will seek to obtain sites to deploy radios on commercial buildings or similar structures. While deploying a large area in this manner could be significantly more expensive than installing radios on street lights, we did use this technique on a limited basis in connection with the deployment of our original 28.8 kbps service to reduce the delays experienced in the deployment process.

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

     In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist us with the deployment of our network in 21 markets. Wireless Facilities also has been assisting us with radio frequency engineering related to the physical deployment of the wired access point components of our network. All three companies have been responsible for many of the tasks involved in the deployment of our network wired access points, including assisting us with acquiring sites for our wired access points, obtaining necessary zoning approvals, network architectural and engineering management, construction management and the installation of wired access point services. As a result of our recent reduction in deployment, these vendors continue to perform these services for us though in reduced volumes.

     In the fourth quarter of 2000, we entered into agreements with American Tower, Delta Groups Engineering, Divine Tower International, Professional Telecom Services and Whalen & Company to assist us with network deployment in 25 additional markets. However, in order to conserve cash in these currently tight financial markets, we are terminating our agreements and have postponed construction in these markets until we can obtain sufficient financing under acceptable terms.

MARKETING, SALES AND CUSTOMER SUPPORT

     Our high-speed Ricochet service is currently available through four channel partners: GoAmerica, Juno Online Services, Wireless WebConnect!, and WorldCom. We have also entered into agreements with Aether Systems and IP Communications to resell our service and are currently working with them to initiate their sales and marketing operations for Ricochet. Our channel partners market and sell subscriptions to our service and bill and provide the initial level of customer support for users. In addition, some of our channel partners offer our service through additional resellers such as Earthlink and Hewlett-Packard, and through retail stores such as Staples, Fry's and CompUSA. Our channel partner strategy is designed to capitalize on the distribution strength, customer support expertise and experience our channel partners may have in selling multiple services, such as long-distance, mobile voice or Internet services, to organizations and individuals. We do not sell subscriptions or provide customer support directly to users. Instead, we sell subscriptions to, and receive payment from, channel partners on a wholesale basis at flat monthly rates. Our channel partners, in turn, resell the service at flat monthly rates under various pricing plans. Service plans offered by our channel partners vary, but typically range from $70 to $80 per month for unlimited usage. External and PC card Ricochet modems are offered through our channel and distribution partners for prices ranging from $99 to $299.

     We are aggressively co-marketing Ricochet with our channel partners in specific target markets, through television, radio, newspaper and other media advertising as well as additional marketing programs. In addition to promoting the Ricochet brand through co-branding arrangements with our channel partners, we have promoted the Ricochet brand independently. Our Ricochet logo and brand identity focus on the mobile benefits of our high-speed service, and our goal is to make the Ricochet brand synonymous with speed, reliability and security.

     WorldCom began marketing our service in the first quarter of 2001. Under our agreement with WorldCom, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that we deploy our network on a timely basis and meet quality-of-service and network performance standards. However, in the event that, in any agreement year, WorldCom's sales efforts result in fewer subscribers than WorldCom has agreed contractually to provide, but subscribers provided by WorldCom and its authorized resellers nevertheless represent more than a threshold percentage of our total users, then WorldCom will pay us only the greater of a per-subscriber rate for each of its users or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by WorldCom and its resellers represent less than the threshold percentage of our total users. Further, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. We are currently assessing the impact that our deployment delays will have on our minimum revenue commitment from WorldCom. If we fail to correct any deficiency for sustained periods of time, WorldCom may suspend its obligations to us under the agreement or terminate the agreement. Additionally, under this agreement, we have the right, at our expense, to co-brand our service with WorldCom. With our consent, WorldCom has agreed to display the Ricochet name and logo in all of the promotional and other materials it will use to offer our service to subscribers and to provide us with a six-month rolling forecast of projected new subscribers. In addition, we have agreed to provide sales support to WorldCom's direct sales team. This agreement also contains a "most favored nation" clause, which assures WorldCom no less favorable terms than we grant any other channel partner. The agreement also precludes us and any other channel partners that we may have from marketing our service to three specified entities with which WorldCom may enter into reselling arrangements. Our agreement with WorldCom can be canceled by either party upon 30 days written notice in the event the other party has failed to fulfill its material obligations under the agreement. WorldCom and its affiliates are not prevented under the agreement from supporting competing technologies.

     We rely on our channel partners to provide all first level customer support to the users of our high-speed Ricochet service. This level of support requires our channel partners to receive and attempt to fulfill a subscriber's request for customer support. Typically, the provider of this level of customer support handles all non-network related questions, such as those regarding features of our service, installation or formatting, how the service works or billing questions. We provide all second and third level customer support to the users of our service. Second level customer support includes responding to network-related questions, directed to us by our channel partners' customer support personnel, not by the subscriber directly. Third level customer support includes repairing or modifying our network in response to customer problems. We provide this second and third level support 24 hours a day, seven days a week.

     Although we have eliminated our marketing and sales activities with respect to our original 28.8 kbps Ricochet service, we continue to provide that service to our existing customers and provide customer support Monday through Saturday through an inbound toll-free customer service line. In 2000 we entered into an agreement with Wireless WebConnect! to assume responsibilities for Internet service, billing and customer support operations for our 28.8 kbps service, and we expect to transition these responsibilities to them over the course of 2001. Backlog for all Ricochet product and service orders at December 31, 2000 and 1999 was not material.

COMPETITION

     We face intense competition in the market for mobile wireless data access services targeted at users of laptop computers and other portable electronic devices. The mobile wireless data access market has received increased attention in recent years, and a number of companies have developed or are developing mobile wireless data access services and products using competing technologies. In addition, a large number of companies in diverse industries are expected to enter the market in the future. We believe the principal factors on which companies compete in this market are effective data transmission rate, reliability, network coverage, ease of use and price. Except for our currently limited network coverage, we believe our high-speed Ricochet service compares favorably to available alternatives with respect to these competitive factors. However, the pace of innovation in the wireless communications industry is rapid, and we cannot be sure that our service will achieve or maintain competitiveness with available alternatives in the future.

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

     Services utilizing dedicated data communications networks. Three companies currently offer their subscribers general mobile data access services like ours utilizing terrestrial networks dedicated to data communications that have been operating for many years and are broadly deployed in major metropolitan markets. BellSouth Wireless Data LP offers a service utilizing a network formerly operated under the name RAM Mobile Data, and Motient Corporation offers a service utilizing its ARDIS network. AT&T Wireless offers a data service utilizing a cellular digital packet data network. In addition to these general services, 3Com Corporation in 1999 began offering mobile data access services to users of its Palm VII personal digital assistant utilizing the BellSouth and AT&T networks. Further, two-way paging companies have begun to offer limited information access services, such as headline news and stock quotes. Based on published reports, we believe the effective data transmission rates available to customers of these services are limited to approximately 8 kbps. This limitation constrains the ability of users of these services to engage in relatively data-intensive applications, such as web browsing, file transfers and exchanging e-mail involving graphical or other large attachments. For example, web access for users of the Palm VII product is limited to those web sites that support the "web clipping" software application provided with the Palm VII device. This application permits a Palm VII user to download selected portions of the information available on participating Web sites but does not permit full access to the participating sites or any access to non-participating sites.

     We believe our high-speed service is complementary to relatively low-speed services, such as those utilizing the BellSouth, AT&T and ARDIS networks, and that many users of wireless data access services may find it valuable to have access to both types of service. Lower-speed services are ideally suited for providing rapid access to limited amounts of data, such as stock quotes, while a higher-speed service such as Ricochet is required for effective access to larger amounts of data, such as full web browsing or transmitting e-mail with attachments.

     Services utilizing cellular telephone and PCS networks. Many telecommunications companies that operate terrestrial networks designed to provide cellular telephone or PCS services are offering or have announced plans to offer their customers data communications services utilizing those networks. Subscribers to these services can transmit and receive data using a variety of electronic devices, including conventional mobile telephones functioning as modems and connected to laptop computers or other portable electronic devices, as well as newer mobile telephones with built-in Internet browsing capabilities. These services are or will be based on a number of different communications technologies that vary by network, including code division multiple access, or CDMA; time division multiple access, or TDMA; and global system for mobile communications, or GSM.

     Cellular telephone and PCS networks have the advantage of being widely deployed in major metropolitan markets and elsewhere, which enables network operators to offer services that are widely available geographically. To date, however, based on published reports, we believe the effective data transmission rates available to customers of these services have been limited to an average data transmission rate approximately 19.2 kbps or less. For this reason, these services are subject to the same limitations as the services based on existing dedicated data communications networks. In addition, the providers of cellular telephone and PCS services have available only a finite amount of licensed radio spectrum and must allocate this spectrum among the various voice and data communications services they elect to make available to their subscribers. The amount of spectrum these service providers will allocate to data communications services is uncertain.

     Services utilizing satellite communications networks. Many companies offer one-way and two-way paging or other data communications services utilizing satellite communications networks alone or in conjunction with terrestrial networks. Based on published reports, we believe the average data transmission rates offered by these systems range from 5 to 10 kbps. Due to the power and other requirements associated with transmitting data from the earth to an orbiting satellite and the difficulty of transmitting data directly between a satellite and a user working with a small, mobile device inside a building, we believe it will not be practicable in the foreseeable future for satellite system operators to offer commercial two-way mobile data access service at a competitive price.

     Teledesic LLC has announced plans to offer a very high-speed wireless "Internet-in-the-sky" service utilizing a proprietary network of LEO satellites. However, Teledesic has stated that handheld mobile service will not be available with this network. Moreover, Teledesic's laptop-sized terminals with large antennae, although transportable, are fixed-point devices that are unlikely to provide service inside buildings. For that reason, we do not believe the Teledesic service is intended to meet the wireless data access needs of mobile professionals.

     Services utilizing wired fixed-point access. Although not providing wireless mobility, wired fixed-point access to traditional communications networks offers virtually universal geographic coverage and very high potential data transmission rates. For example, commonly available "56k" wired modems that can be used to access the Internet through the public telephone network offer users average effective downstream data transmission rates of up to approximately 40 kbps. In recent years, fixed-point network connections have been made available at an increasing number of locations frequented by visitors using laptop computers or other portable electronic devices. These locations include airports and other transportation hubs, hotels, business office conference rooms, government buildings, and eating and other retail establishments. If this trend toward increasing availability of fixed-point access to traditional communications networks continues, the mobility offered by wireless services such as ours could become less important to users, which would negatively affect our business. This could be true at current effective data transmission rates and would be particularly true if the effective data transmission rates available through fixed-point connections were to increase significantly. This could happen if, for example, it became easy for users at a wide range of commonly-visited locations to gain access to and communicate using services based on a high-speed fixed point wireless solution or possibly digital subscriber line, or DSL, technology. DSL technology enables service providers to offer users effective data transmission rates of 384 kbps and higher.

     Future enhancement of other wireless technologies. In addition to Metricom, many other companies are aggressively seeking to develop or enhance the capabilities of their wireless communications technologies with the objective of providing increasingly high-speed wireless data access services. For example, it is widely believed that over the next several years there will be a worldwide evolution of cellular telephone and PCS networks -- whether currently based on GSM, TDMA or CDMA technology -- toward "third generation," or 3G, technologies. These 3G networks, utilizing approaches known as wideband CDMA, or WCDMA, and CDMA2000-3xRTT, are predicted to allow theoretical peak data transmission rates of 384 kbps and average data transmission rates of 128 kbps in many mobile applications and up to 2 megabits per second in fixed applications in limited areas. In the recent re-auction of the 1900 MHz "C" and "F" Block, the FCC received $16.9 billion for spectrum that may be used for 3G networks.

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

     If network equipment based on 3G or other technologies were to succeed in cost-effectively providing users with higher effective data transmission rates than those available with our service or if Teledesic or others were to provide a satellite-based service with increased mobility or higher speeds, our business could be seriously harmed. Many of our present and future competitors have greater financial, marketing, technical and management resources than we have, and it is possible that our competitors will succeed in developing new technologies, products and services that achieve broader market acceptance or that render our high-speed service noncompetitive. Information on third-party systems under development that we have described in this Form 10-K is based on available information and may be incomplete or inaccurate and is subject to change.

RESEARCH AND DEVELOPMENT

     We intend to maintain a technology leadership position by continuing to invest in research and development of our networking products to increase speed and performance of our services, to develop additional applications for our services and to continue to improve and upgrade our network and service to meet the emerging demands for mobile data access services. Research and development expense was approximately $44.5 million, $33.0 million and $26.9 million in 2000, 1999, and 1998, respectively. Because the markets in which we participate and intend to participate are characterized by rapid technological change, we expect that for the foreseeable future, we will be required to make significant investments of resources in research and development. See "Risk Factors -- The data access market is constantly evolving, with faster and more effective products introduced regularly. We must continually develop and implement new products and services that keep pace with technological advances. If we do not, our products may become non-competitive or obsolete, impairing our ability to compete for customers."

MANUFACTURING

     We currently outsource all manufacturing of our subscriber modems and network components. We currently purchase our proprietary external modems and sell them to our channel partners for resale to their customers. Alps Electric
(USA), Inc. manufactured and delivered to us approximately 57,700 Ricochet GS external modems in 2000. In 2000, we contracted with NatSteel Electronics Ltd. to manufacture approximately 150,000 Ricochet GT external modems. We began taking delivery of these modems in the fourth quarter of 2000.

     In 2000, we entered into two-year agreements with Sierra Wireless Inc. and Novatel Wireless Inc. to custom develop and manufacture personal computer card modems. We committed to purchase a minimum of 150,000 modems from each of these suppliers in the first year of deliveries and to reimburse these suppliers for a portion of their development costs. Our purchase commitment is reduced by the amount of modems purchased by our channel partners. Currently, Sierra Wireless and Novatel sell their modems both to us and to our channel partners, though we anticipate that in the future, the majority of these suppliers' sales we have committed to will be made to our channel partners. Novatel commenced shipments of modems in December 2000 and we anticipate that Sierra Wireless will begin shipping modems in the first half of 2001. Further, under these agreements, we have agreed to license to Sierra Wireless and Novatel our technology to build other modems or devices. We will receive royalty payments for any devices incorporating our technology that Sierra Wireless and Novatel sell to third parties.

     In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate Ricochet modem technology onto a microchip set. We anticipate we will complete the reference design in late 2001. We expect that National Semiconductor will be able to produce the chipset in commercial volumes by early 2002.

     We may need to arrange for additional modems to meet forecast demand for subsequent periods. If we cannot secure arrangements for the manufacture of additional modems beyond the initial period, users would be unable to subscribe to our service, which would harm our business. If any of our modem suppliers were to experience financial, operational, production or quality assurance difficulties, allocate resources to others in lieu of us or experience a catastrophic event that results in a reduction or interruption in supply of modems, our business would be impaired. In addition, if our channel partner sells more subscriptions than we anticipate or if we decide to accelerate deployment of our high-speed network, presently anticipated modem supplies may prove inadequate. If any of the foregoing events occurs, we cannot assure you that we will be able to obtain the modems we require from alternate suppliers at favorable prices, or at all.

     In July 1999, we entered into a two-year agreement with Sanmina Corporation to custom manufacture the poletop radios and network radios installed at our wired access points. As of December 31, 2000, Sanmina has delivered approximately 140,000 radios. We are committed to Sanmina to purchase approximately 86,000 additional radios for a total cost of approximately $138 million. Our current radios on-hand, installed and on-order are expected to be sufficient for our current deployment plans. Beyond our commitments described above, we do not anticipate receiving further shipments of radios from Sanmina in 2001. We are currently negotiating with Sanmina to reduce our commitments. We cannot assure you that we will be able to successfully negotiate reductions to these commitments, and we may incur incremental legal costs associated with these negotiations. If we are not successful in negotiating reductions to these commitments, we may be obligated to pay Sanmina $138 million for our current outstanding commitments. See "Risk Factors -- We are delaying the complete deployment of our high-speed network to conserve cash, and this delay may cause us to be in default of some of our commercial contracts and may prevent us from competing effectively and attracting users to our high-speed service." If we obtain additional financing and decide to significantly expand our deployment plans in 2001, we may be required to quickly obtain another source for the supply of radios in large quantities. If we are unable to quickly secure another supplier that can ramp up to large volume production in a short timeframe, any potential expansion plans may be delayed.

     Some of the component parts that our manufacturers use in our products, including our modems and poletop and network radios, are available only from sole or limited source vendors. Our manufacturers' reliance on these sole or limited source vendors involves risks, including the possibility of a shortage of key component parts and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, some key component parts require long delivery times. We have in the past experienced delays because key component parts have been unavailable from suppliers. If we were unable to obtain components, we may need to reconfigure our modems or radios, which could involve substantial cost and delay and reduce availability of our modems or radios necessary for the deployment of our network. This could delay any future deployment, which would reduce the availability of our service to users.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of patent, copyright, trademark and trade secret protection laws and non-disclosure agreements to establish and protect our proprietary rights. We have been issued 28 patents in the U.S., and patents corresponding to some of our domestic patents have been granted in eight foreign countries. Further patents are pending in the U.S. and foreign countries. Our patents expire in various years ranging from 2009 to 2016. We cannot assure you that patents will issue from any pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. We also own 15 U.S. trademark registrations and have registered trademarks in 25 foreign countries. Any of our current or future patents or trademarks may be challenged, invalidated, circumvented or rendered unenforceable, and the rights granted under the patents and trademarks may not provide significant proprietary protection or commercial advantage to us. Moreover, our patents may not preclude competitors from developing equivalent or superior products and technology.

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

GOVERNMENT REGULATION OF COMMUNICATIONS ACTIVITIES

     Federal regulation. Many aspects of the telecommunications industry are subject to various regulations at the federal, state and local levels. This regulatory environment, which is subject to constant change, directly affects the breadth and quality of services we are able to offer, as well as the rates for, and terms and conditions of, those services. Any of the regulatory entities that have jurisdiction over our business may adopt regulations or take other actions as a result of its own regulatory process or as directed by legislation, the courts or executive directive, which could have an adverse effect on our business.

     The FCC regulates non-governmental use of the electromagnetic spectrum in the U.S., including the license-free frequency bands currently used by our radio products and the licensed bands on which we are proposing commercial operations in the near future. Operations are subject to specific FCC rules for particular services. Part 15 of the FCC's rules governs operations in license-free frequency bands, so-called because transmitters may be operated in these bands without a license. The rules require that only FCC-approved equipment may be operated. We also have licenses for, and may operate in, a licensed band, the Wireless Communications Service, or WCS, governed by Part 27 of the FCC's rules. FCC-approved equipment is also necessary for operation in this frequency band. We design our products to conform with, and be approved under, applicable FCC rules. We cannot assure you that we will be able to secure the necessary FCC approvals for the equipment that we intend to deploy in 2001 and thereafter. The need to obtain these approvals could result in delays or additional costs.

     In the license-free frequency bands, there are also various other uses by industrial, scientific and medical equipment, the U.S. government, amateur radio services and other licensed services. These other uses are governed by different rule provisions, and they have priority over the license-free operation of our products. Under applicable FCC rules, our products must not cause harmful interference to any authorized equipment operating in the band, and must accept interference from all authorized equipment operating in the band. If we are unable to eliminate harmful interference caused by our products through technical or other means or if interference with our service caused by others causes the performance of our service to be unattractive to users, we or our users could be required to cease operations in the band in the affected locations. Additionally, while we design our equipment to operate in the presence of other users, in the event the license-free bands become unacceptably crowded, our business could be adversely affected.

     We may operate in the WCS frequency band pursuant to licenses we purchased at an FCC spectrum auction. These licenses authorize the provision of service only in the Northeastern, Central and Western United States Regional Economic Areas, and in the St. Louis, Missouri, Portland Oregon and Seattle, Washington Major Economic Areas. While we believe we can obtain authority to operate WCS facilities in additional geographic areas, we cannot assure you that we will obtain such authorization. The WCS licenses have certain conditions associated with them. For example, we are required to provide protection for users of Wireless Cable and Instructional Television Fixed services in areas where we are providing WCS. While we believe we can provide the requisite protection, we cannot assure you that we can provide this protection in a technically or economically feasible manner. In addition, the WCS licenses, like all FCC licenses, are subject to subsequent Acts of Congress and international treaties and agreements to which the U.S. is a signatory.

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

UTILINET BUSINESS

     Over the past few years, our UtiliNet business provided customer-owned wireless data communications for industrial control and monitoring primarily in the electric utility, waste water and natural gas industries. In February 2000, in order to focus our operations on deployment of our high-speed network, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger Resources the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. UtiliNet was not a significant source of revenue in 2000 and we do not expect it to be a significant source of revenues in the future. For additional segment information, see "Part II. Item 8. Financial Statements and Supplementary Financial Data -- Note 13 of Notes to Consolidated Financial Statements."

EMPLOYEES

     As of December 31, 2000, we employed approximately 776 people, all of whom were based in the U.S. Of our employees, 413 were in network operations and deployment and network real estate and customer support, 112 were in research and development, 141 were in administration, 55 were in sales and marketing and 55 were in manufacturing. The number of employees included in research and development reflects a combination of engineers, technicians and designers. We are highly dependent on some members of our management and engineering staff, the loss of the services of one or more of whom may impede the achievement of our development, deployment and commercialization of our products and services. None of these individuals has an employment contract with us. None of our employees is represented by a labor union. We have not experienced any work stoppage and consider our relations with our employees to be good. In March 2001, we announced a reduction in our workforce by approximately 179 employees.

EXECUTIVE OFFICERS

     The names, ages and positions held by executive officers are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Ralph C. Derrickson..................  42    Director and Interim Chief Executive Officer
Glen Estell..........................  58    President and Chief Operating Officer
Dale W. Marquart.....................  42    General Counsel, Senior Vice President of Administration
                                             and Secretary
David J. Pangburn....................  36    Vice President, Corporate Controller and Interim Chief
                                             Financial Officer
John G. Wernke.......................  42    Senior Vice President of Sales and Marketing

     Ralph C. Derrickson has served as a director since April 1998 and as our Interim Chief Executive Officer since February 2001. Previously, Mr. Derrickson was founding partner of Watershed Capital, LLC, a private equity investment firm, since September 1998. From December 1996 to September 1998, Mr. Derrickson was employed in a business development position at Vulcan Northwest, Inc. Previously, he served as a Vice President of Product Development at Starwave Corporation, an Internet technology company and creator and producer of online sports, news and entertainment services, from June 1993 to December 1996. He has also held senior management positions with NeXT Computer and Sun Microsystems.

     Glen Estell has served as our President and Chief Operating Officer since October 2000. Previously, Mr. Estell held various senior executive positions at BellSouth Corporation, including President -- Interconnect Services from 1999 to 2000, Vice President and General Manager responsible for BellSouth's cellular businesses in Georgia from 1998 to 1999, and Vice President and General Manager responsible for BellSouth's cellular businesses in Louisiana from 1997 to 1998. From 1994 to 1997, he was Vice President of Sales role for Los Angeles Cellular Telephone Company. Mr. Estell has also held senior management positions in the computer industry at IBM Corporation, responsible for sales, operations, customer service, field engineering, and account marketing.

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

     David J. Pangburn has served as our Interim Chief Financial Officer since March 2001 and our Vice President, Corporate Controller since June 1998. Prior to joining us, Mr. Pangburn was employed by Sun Microsystems, Inc. as Senior Finance Manager and Controller of the Java Software Division from October 1995 to June 1998 and as Corporate Finance Manager from April 1994 to September 1995. Previously, Mr. Pangburn held management positions at Ernst & Young LLP in their High Technology Consulting and Audit practices.

     John G. Wernke has served as our Senior Vice President of Sales and Marketing since August 1998. Prior to joining us, Mr. Wernke was the Vice President of Enterprise Product Marketing for Harbinger Corporation, a business-to-business electronic commerce company, from March 1997 to August 1998. Previously, Mr. Wernke served as a Product Marketing Manager for OpenVision Technologies, Inc., a supplier of client/ server systems management solutions, from September 1993 to March 1997.

ITEM 2 -- PROPERTIES

     The largest part of our operations and headquarters are located in approximately 145,000 square-feet of leased office, manufacturing and warehouse space located in San Jose, California. The lease on this space expires in 2010. In March 2000, we entered into a 10-year agreement to lease approximately 145,000 additional square feet of office space in a building adjacent to our headquarters in San Jose, beginning in May 2001. We lease two facilities for our network operations centers: a 17,000 square-foot facility in Houston, Texas under a lease that expires in 2001, and a 24,000 square foot facility in Plano, Texas under a lease that expires in 2004. We also lease small offices and warehouse space in approximately 35 other metropolitan areas in the United States. We believe this space will be adequate to provide the office space required for the next year; furthermore, we plan to vacate certain offices in markets where we have postponed deployment.

ITEM 3 -- LEGAL PROCEEDINGS

     On February 21, 2001, Grant D. Murphy d.b.a. GDM Electronic and Medical Assembly filed a complaint against us in California Superior Court, Santa Clara County, alleging that neither we nor Anicom, Inc., formerly one of our suppliers, paid GDM for materials that GDM supplied to Anicom for purchase by us in connection with a supply agreement between us and Anicom. The complaint further alleges that when GDM threatened to cease providing materials to Anicom because of nonpayment, we asked GDM to continue shipping materials and promised to be directly responsible for payment. GDM is seeking $854,021.98 in damages against us plus costs and attorneys' fees. We intend to defend against these claims in the ordinary course and express no opinion as to the ultimate outcome of this matter.

     Additionally, Anicom has threatened to file a complaint against us alleging that we are liable to it for approximately $9.1 million in materials it allegedly ordered on our behalf in connection with the supply agreement between us and Anicom. If a lawsuit results, we intend to defend against it in the ordinary course and express no opinion as to the ultimate outcome of this matter.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Subsequent to our Annual Meeting of Stockholders held on June 26, 2000, there were no matters submitted to a vote of security holders in the remainder of 2000. The voting results from the Annual Meeting of Stockholders were included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "MCOM." The following table shows the intraday high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                             HIGH       LOW
                                                            -------    ------
FISCAL YEAR 1999
First Quarter.............................................  $  9.44    $ 5.00
Second Quarter............................................    20.19      6.50
Third Quarter.............................................    56.50     19.38
Fourth Quarter............................................   104.50     21.88
FISCAL YEAR 2000
First Quarter.............................................  $109.50    $40.63
Second Quarter............................................    53.75     18.94
Third Quarter.............................................    49.50     23.81
Fourth Quarter............................................    26.44      5.63

     On February 28, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $4.56 per share. As of February 28, 2001, there were 427 holders of record of our common stock.

     Dividend Policy. The holders of the shares of our outstanding preferred stock, which were originally issued on November 15, 1999, have the right to receive cumulative dividends payable, at our option, in cash or additional shares of preferred stock, at the annual rate of $0.65 per share, until November 15, 2002. We paid the 1999 dividend in cash, and the 2000 dividend in preferred stock. We have not declared or paid any cash dividends on our common stock. Other than the payment of dividends on the shares of preferred stock, we currently intend to retain any future earnings to finance the growth and development of our business, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Moreover, the terms of our outstanding preferred stock and the covenants contained in the senior notes issued in February 2000 restrict our ability to pay cash dividends on our common stock. Subject to these restrictions, future dividends, if any, will be determined by our board of directors.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      2000         1999         1998        1997        1996
                                    ---------    ---------    --------    --------    --------
(IN THOUSANDS EXCEPT PER SHARE
  AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenues................  $   8,808    $  10,088    $  8,419    $  6,642    $  2,158
  Product revenues................      3,038        8,437       7,440       6,797       4,996
                                    ---------    ---------    --------    --------    --------
          Total revenues..........     11,846       18,525      15,859      13,439       7,154
                                    ---------    ---------    --------    --------    --------
Costs and expenses:
  Cost of service revenues........    110,682       20,997      21,095      21,533      11,653
  Provision for network
     replacement..................         --           --      14,392          --          --
  Cost of product revenues........     10,440        6,014       5,050       4,558       2,528
  Research and development........     44,476       33,019      26,907      12,769      13,435
  Selling, general and
     administrative...............     65,145       19,004      21,350      19,599      16,755
  Depreciation and amortization...     20,462        4,717       9,205       8,366       4,135
  Provision for Overall
     Wireless.....................         --           --          --       3,611          --
                                    ---------    ---------    --------    --------    --------
          Total costs and
            expenses..............    251,205       83,751      97,999      70,436      48,506
                                    ---------    ---------    --------    --------    --------
  Loss from operations............   (239,359)     (65,226)    (82,140)    (56,997)    (41,352)
Interest expense..................    (11,600)      (5,884)     (3,939)     (4,151)     (1,310)
Interest and other income.........     62,812        4,818       1,915       1,820       3,317
                                    ---------    ---------    --------    --------    --------
          Net loss................  $(188,147)   $ (66,292)   $(84,164)   $(59,328)   $(39,345)
Preferred stock dividends.........    (57,213)     (38,234)         --          --          --
                                    ---------    ---------    --------    --------    --------
Net loss attributable to common
  stockholders....................  $(245,360)   $(104,526)   $(84,164)   $(59,328)   $(39,345)
Basic and diluted net loss
  attributable to common
  stockholders per share..........  $   (8.15)   $   (5.13)   $  (4.63)   $  (4.35)   $  (2.93)
                                    =========    =========    ========    ========    ========
Weighted average shares
  outstanding.....................     30,091       20,375      18,195      13,641      13,413

                                                         AS OF DECEMBER 31,
                                     ----------------------------------------------------------
                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash and investments...............  $  526,819    $499,341    $ 19,141    $ 14,474    $ 65,221
Working capital....................  $  425,264    $478,618    $  9,396    $  6,980    $ 57,738
Property and equipment.............  $  251,885    $ 48,515    $ 42,345    $ 40,301    $ 33,606
Network construction in progress...  $  463,535    $ 22,034          --          --          --
Total assets.......................  $1,253,560    $546,647    $ 34,466    $ 51,103    $101,799
Long-term debt.....................  $  244,667    $    385    $ 55,098    $ 45,000    $ 45,000
Redeemable convertible preferred
  stock............................  $  614,976    $573,329          --          --          --
Stockholders' equity (deficit).....  $  264,399    $(54,200)   $(42,259)   $(13,817)   $ 43,306

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since 1999, we have focused our efforts and resources primarily on the development, deployment and commercialization of our high-speed Ricochet network in various markets across the United States. Through December 31, 2000, we have incurred cumulative net losses of approximately $583 million. As we continue to deploy our high-speed network and launch our high-speed Ricochet service, we expect to continue to generate substantial net losses for the foreseeable future.

     To date, we have derived substantially all of our revenues from subscription fees paid to us by users of our original 28.8 kbps Ricochet service and from sales of our UtiliNet products. In the future, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which resell our Ricochet service directly to their customers. We have entered into an agreement with one of our channel partners, Wireless WebConnect!, to assume responsibilities for internet service, billing and customer support operations relating to our 28.8 kbps Ricochet service.

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward Looking Statements" at the front of this Annual Report on Form 10K.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
REVENUES:
  Service revenues..........................................      74%      54%      53%
  Product revenues..........................................      26%      46%      47%
                                                              ------     ----     ----
          Total revenues....................................     100%     100%     100%
COSTS AND EXPENSES:
  Cost of service revenues..................................     934%     113%     133%
  Provision for network replacement.........................      --       --       91%
  Cost of product revenues..................................      88%      33%      32%
  Research and development..................................     376%     178%     170%
  Selling, general and administrative.......................     550%     103%     134%
  Depreciation and amortization.............................     173%      25%      58%
                                                              ------     ----     ----
          Total costs and expenses..........................   2,121%     452%     618%
                                                              ------     ----     ----
Loss from operations........................................  (2,021)%   (352)%   (518)%
Interest expense............................................     (98)%    (32)%    (25)%
Interest and other income...................................     531%      26%      12%
                                                              ------     ----     ----
Net loss....................................................  (1,588)%   (358)%   (531)%
Preferred dividends.........................................    (483)%   (206)%     --
                                                              ------     ----     ----
Net loss attributable to common stockholders................  (2,071)%   (564)%   (531)%
                                                              ======     ====     ====

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Revenues. Currently, we derive service revenues from Ricochet subscriber fees and modem rentals and derive product revenues from the sale of Ricochet modems. We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB 101 we recognize revenue when there is pervasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. We defer product revenues from high-speed modem sales and recognize them over the estimated average subscription term of 24 months. We defer the cost of the modem and recognize it over the estimated average subscription term, up to the amount of the related revenue. Any losses on delivery of the modems are recognized on shipment. Revenues from the sale of first generation modems, which are estimated to have limited subscription life, are recognized upon shipment. Service revenues are recognized ratably over the service period.

     Total revenues decreased to $11.8 million in 2000 from $18.5 million in 1999. The decline in 2000 was primarily due to a decrease in product revenue to $3.0 million in 2000 from $8.4 million in 1999 as a result of the licensing of our UtiliNet technology to Schlumberger. Product revenues also decreased due to our deferral of product revenue on shipments of our new high-speed modems. At December 31, 2000, deferred product revenue and deferred product cost associated with our high-speed modem shipments both totaled approximately $1.2 million, compared with zero at December 31, 1999. Service revenues decreased to $8.8 million in 2000 from $10.1 million in 1999. The decline was attributable to lower subscriber fees from our original 28.8 kbps Ricochet service and lower UtiliNet support revenues, offset by approximately $1.0 million in revenues from our new high-speed Ricochet service. As a result of our focus on our high-speed Ricochet service, we expect our UtiliNet revenues to be insignificant in the future and our revenues from our original 28.8 kbps Ricochet service to decline over time.

     We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners that resell the high-speed service. We require each of our channel partners to charge its subscribers a flat rate for use of our services, although each channel partner will set the particular rate it charges its customers. We currently have six channel partner relationships. WorldCom, Juno Online Services, Wireless WebConnect!, GoAmerica, Aether Systems and IP Communications have all entered into agreements with us to sell our high-speed service to their customers. In our agreement with WorldCom, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, and potentially subject to pro-rata adjustment in the fifth year as a result of deployment delays experienced in certain markets thus far, the agreement specifies that WorldCom make payments to us ranging from $5.6 million in the first year up to $141.0 million in the fifth year after the availability of our service.

     Notwithstanding the foregoing, if WorldCom's sales efforts result in fewer subscribers than WorldCom has agreed contractually to provide, but the number of subscribers provided by WorldCom and its authorized resellers nevertheless represent more than a specified percentage of our total users, WorldCom will pay us only the greater of a per-subscriber rate for each of its subscribers or the subscription fees we receive from all of our other channel partners, which could be substantially less than the minimum revenues we currently expect from WorldCom. Accordingly, our ability to achieve the minimum revenue levels we expect from our agreement with WorldCom may depend on our ability to enter into channel agreements with one or more large channel partners that can successfully sell subscriptions to our service so that subscribers provided by WorldCom and its resellers represent less than the threshold percentage of our total users. In addition, if our deployment schedule is delayed or if we fail to meet deployment schedule deadlines or fail to comply with quality-of-service standards relating to data transmission performance, network availability, coverage and latency, ease of use and size of modems, all as specified in our agreement, WorldCom may delay or reduce its minimum payments to us or, in the case of a deployment delay in excess of 12 months, may terminate the contract. We currently are assessing the impact that our deployment delays and postponement will have on our minimum revenue commitment from WorldCom. Because the WorldCom revenue amounts specified above represent minimum commitments, the ultimate impact, if any, of deployment delays on total revenues from WorldCom cannot be predicted, but it could be significant.

     Cost of Service Revenues. Cost of service revenues consists primarily of network operations costs and real estate management costs on network equipment. Network operations costs include the costs associated with the field managers, engineers and technicians who operate and maintain our high-speed network, as well as the costs associated with field offices we maintain, including our network operations centers. Network operations costs also include the telecommunications costs we incur to transmit data between our wired access points and network interface facilities and the Internet. Real estate management costs include the costs associated with the maintenance of lease agreements for our poletop radios, wired access points and network interface facilities and the ongoing rental payments for these sites. Real estate management costs also consist of the internal and external labor costs associated with maintaining right-of-way and other real estate-related agreements in the markets where our network is currently deployed. In 2000, cost of service revenues included approximately $87.2 million of network operations costs and approximately $23.5 million of real estate management costs.

     Cost of service revenues increased to $110.7 million in 2000 compared with $21.0 million in 1999. The significant increase in 2000 was due to higher expenditures in staffing, property, telecommunications and support costs associated with the deployment of our new high-speed service in various markets. Staffing of personnel who manage network deployment and operations increased by over 100% from approximately 200 employees at December 31, 1999 to approximately 400 employees at December 31, 2000. In the past year, we have entered into approximately 2,100 site leases for network equipment and opened up twenty-five new field operations offices. Rent expenses for leased network facilities increased to $21.3 million in 2000 compared with $2.7 million in 1999. We expect site leasing and communications costs to increase in 2001 as a result of our increase in deployed sites in the second half of 2000. We expect that growth in staffing and facilities costs will slow as a result of our postponement of expansion into new markets.

     Cost of Product Revenues. Cost of product revenues consists primarily of the product costs associated with Ricochet modem product sales. Cost of product revenues increased to $10.4 million in 2000 from $6.0 million in 1999. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 830% in 2000 from 102% in 1999. These increases were due in part to the commencement of volume shipments of high-speed Ricochet modems to our channel partners. In addition, the higher costs as a percentage of revenues are partly due to the implementation of SAB 101, which requires costs in excess of revenues to be charged directly to operations. As part of our marketing strategy, we frequently sell modems at prices below cost and below market in order to increase subscribers and service revenues. The average loss incurred on the current generation high-speed modems exceeds the loss on the 28.8 kbps modems that were sold in 1999. Consistent with the wireless services industry, we charge these losses to cost of goods sold at the time of shipment to our customers. In 2000, net inventories increased by $31.1 million due to increased receipts of high-speed modems. We expect to sell these and additional modems to be received at prices below our cost. We therefore expect to continue to incur significant losses on modems in the future. In subsequent years, we anticipate that most of the modems purchased by our channel partners will be acquired directly from our licensed third-party manufacturers.

     Research and Development. Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased to $44.5 million in 2000 from $33.0 million in 1999. The increases in 2000 compared with 1999 were primarily due to a rise in engineering activities associated with the development of our next generation of networking products and services. The increases also reflect an increase in costs incurred to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service. Right-of-way acquisition costs included in research and development in 2000 increased to $14.6 million from $14.0 million in 1999. We plan to continue to incur staffing and support costs needed to obtain right-of-way agreements in markets under development. We intend to continue to invest in the development of our networking products to increase the speed and performance of our services and develop additional applications for our services. We also plan to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue to increase in absolute dollars in 2001.

     Selling, General and Administrative. Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses increased to $65.1 million in 2000 from $19.0 million in 1999 primarily due to increased product marketing, advertising and public relations expenditures related to commercialization of our high-speed Ricochet service. Approximately $9.3 million of the increase in 2000 was due to increases in administrative staff and the labor, travel and support costs associated with supporting the widespread deployment of our high-speed service. In 2001, we expect selling, general and administrative costs to grow more slowly as we slow our operational growth, but continue targeted marketing expenditures to increase the number of subscribers of our high-speed Ricochet service.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $20.5 million in 2000 from $4.7 million in 1999. The increase was driven principally by the start of depreciation on $165.0 million of network construction in progress that was transferred to property and equipment in 2000 as a result of the launching of high-speed service in new markets. The increases also resulted from the purchase and lease of over $39 million of property, plant and equipment, primarily computer equipment and software. We expect depreciation and amortization to increase in future years as we continue to launch our commercial high-speed Ricochet service in new markets and expand our coverage in existing markets.

     Interest and Other Income. Interest income increased to $62.8 million in 2000 from $4.8 million in 1999 due to a significantly higher average balance of cash, cash equivalents and investments on hand in 2000. As a result of the November 1999 sale of our preferred stock for net proceeds of $573.2 million, the February 2000 sale of common stock, the 13% senior notes due 2010 and warrants to purchase common stock, we have approximately $526 million in cash and investments on hand. We are using these cash resources to fund the deployment of our network, to fund operating losses and working capital requirements through our network deployment, and to fund interest on long-term debt and dividends on our preferred stock outstanding. Pending these uses, we have invested this cash in high-quality, short-term, interest-bearing securities. Accordingly, although in the short-term we expect to generate a substantial amount of interest income, this interest income will decline rapidly over time as we use this cash.

     Interest Expense. Interest expense increased to $11.6 million in 2000 from $5.9 million in 1999. The rise in interest expense was caused by our increase in outstanding debt, offset by a reduction of approximately $30.7 million as a result of capitalization of interest into network construction in progress. Due to our senior notes and warrants offering in February 2000, we have approximately $300 million in face value of outstanding debt. The senior notes require semi-annual cash interest payments, the first of which was paid on August 15, 2000. We therefore will continue to incur a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future to fund our expansion plans, our interest costs will increase. The following table summarizes our expected interest charges related to the senior notes:

                                              WARRANT
                                           ACCRETION AND     TOTAL
                                 CASH           FEE         INTEREST
            YEAR               INTEREST    AMORTIZATION     CHARGES
            ----               --------    -------------    --------
2000.........................   $ 34.1         $ 5.6         $ 39.7
2001.........................     39.0           6.5           45.5
2002.........................     39.0           6.7           45.7
2003.........................     39.0           6.8           48.8
2004.........................     39.0           7.0           46.0
2005.........................     39.0           7.1           46.1
2006.........................     39.0           7.2           46.2
2007.........................     39.0           7.4           46.4
2008.........................     39.0           7.5           46.5
2009.........................     39.0           7.7           46.7
2010.........................      4.9           1.0            5.9
                                ------         -----         ------
          Total..............   $390.0         $70.6         $463.6
                                ======         =====         ======

     Preferred Stock Dividends. In November 1999, we issued 60,000,000 shares of preferred stock to Vulcan Ventures Incorporated and WorldCom, Inc. for gross proceeds of $600 million. Each share of preferred stock bears a cumulative dividend at the rate of $0.65 per year for the first three years after issuance, which we may pay in cash or in additional shares of preferred stock. In 1999, we paid the dividend in cash, and in 2000, we paid the dividend in preferred stock. Because the preferred stock issued to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below the per share closing price of our common stock on both the date immediately prior to our execution of the preferred stock purchase agreement and the date of our 2000 dividend issuance, we recorded additional dividends of $5.3 million and $31.8 million in the fourth quarter of 2000 and 1999, respectively, to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to WorldCom is also deemed to have a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible into common stock at the holder's option until May 2002. As a result, this discount will be amortized over the 48-month period, which began in November 1999, during which this series of preferred stock becomes convertible into common stock at the holder's option.

     Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten-year period from the beginning aggregate net book value of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit). In 2000, preferred dividends included $39.0 million of accrued dividends payable, $15.5 million of beneficial conversion privilege and $2.7 million of accretion related to the preferred stock.

     For both series of preferred stock in the aggregate, we have recorded or expect to record preferred stock dividends and accretion as follows:

                         6.5%            BENEFICIAL CONVERSION           BENEFICIAL CONVERSION      TOTAL
        YEAR           DIVIDEND    AND FEE ACCRETION ON INITIAL ISSUE      ON 2000 DIVIDEND       DIVIDENDS
        ----           --------    ----------------------------------    ---------------------    ---------
1999.................   $  3.3                   $34.9                           $  --             $ 38.2
2000.................     39.0                    12.8                             5.4               57.2
2001.................     39.0                    12.8                             2.6               54.4
2002.................     35.7                    10.5                             1.9               48.1
2003.................       --                     5.3                             0.6                5.9
2004.................       --                     2.7                              --                2.7
2005.................       --                     2.7                              --                2.7
2006.................       --                     2.7                              --                2.7
2007.................       --                     2.7                              --                2.7
2008.................       --                     2.7                              --                2.7
2009.................       --                     2.4                              --                2.4
                        ------                   -----                           -----             ------
          Total......   $117.0                   $92.2                           $10.5             $219.7
                        ======                   =====                           =====             ======

     In December 2000, for payment of the 6.5% dividend on the convertible preferred stock, we issued 1.95 million shares of Series A1 preferred stock at a price of $10 per share to WorldCom, and 1.95 million shares of Series A2 preferred stock at a price of $10 per share to Vulcan Ventures.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Revenues. Total revenues increased to $18.5 million in 1999 from $15.9 million in 1998, primarily due to an increase in service revenues. Service revenues increased to $10.1 million in 1999 from $8.4 million in 1998, reflecting an increase in Ricochet service revenues to $9.1 million in 1999 from $7.5 million in 1998. This increase was primarily attributable to higher aggregate subscriber fees resulting from an approximate 15% increase in the number of Ricochet subscribers in 1999. Product revenues increased to $8.4 million in 1999 from $7.4 million in 1998, principally as a result of increased shipments of UtiliNet products. A significant portion of UtiliNet product revenues was derived from sales to Southern California Edison, which accounted for 13% and 10% of total product revenues in 1999 and 1998, respectively. UtiliNet revenues in total increased to $6.5 million in 1999 from $5.1 million in 1998.

     Cost of Revenues. Cost of service revenues was $21.0 million in 1999 compared with $21.1 million in 1998. Cost of product revenues increased to $6.0 million in 1999 from $5.1 million in 1998. Ricochet cost of product revenues increased to $3.0 million in 1999 from $2.7 million in 1998. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 102% in 1999 from 84% in 1998. The increase over 1998 was primarily due to an increase in product revenues derived from the sale of high cost Ricochet SX modems at lower average selling prices. UtiliNet cost of product revenues increased to $3.0 million in 1999 from $2.3 million in 1998 as a result of increased shipments of UtiliNet products.

     Provision for Network Replacement. In the fourth quarter of 1998, we recorded a one-time charge of $14.4 million to write down the carrying value of the network equipment associated with our original 28.8 Kbps Ricochet service. This charge was recorded as a result of our plans to replace this equipment with our high-speed network equipment in the near future.

     Research and Development. Research and development expenses increased to $33.0 million in 1999 from $26.9 million in 1998. The increase was due to the costs to obtain right-of-way and site agreements in metropolitan areas where we planned to offer service.

     Selling, General and Administrative. Selling, general and administrative expenses decreased to $19.0 million in 1999 from $21.4 million in 1998 primarily due to charges of approximately $3.5 million in severance to employees terminated in the third and fourth quarters of 1998. Partially offsetting this decrease was an increase in marketing expenditures related to commercialization of our new high-speed network.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $4.7 million in 1999 from $9.2 million in 1998 primarily due to write-down of the carrying value of the Ricochet network equipment in the fourth quarter of 1998. This decrease was partially offset by the higher capital expenditures in property, plant and equipment in 1999.

     Interest Income and Expense. Interest income increased to $4.8 million in 1999 from $1.9 million in 1998 due to a significantly higher average balance of cash, cash equivalents and investments in the last two months of 1999. Interest expense increased to $5.9 million in 1999 from $3.9 million in 1998 due to the increase in debt outstanding from Vulcan Ventures through the first ten months of 1999, as well as the amortization of approximately $1 million in debt issuance costs as a result of the call for redemption of our 8% Convertible Subordinated Notes due 2003.

     Preferred Stock Dividends. Refer to the discussion of preferred stock dividends previously in this report, which compares results for the year ended December 31, 2000 with the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have suffered recurring losses from operations and have incurred significant financial commitments that raise substantial doubt about our ability to continue as a going concern through 2001 without obtaining additional financing. At our current level of operations and rate of negative cash flow, we anticipate that our cash, cash equivalents and short-term investments will be adequate to satisfy our operating loss and capital expenditure requirements through August 2001. At February 28, 2001, we had working capital of approximately $327 million and outstanding purchase commitments for capital equipment, network construction labor and modems of approximately $346 million. Expenditures associated with developing our high-speed service have contributed substantially to our cumulative net losses of approximately $583 million at December 31, 2000.

     We believe that, in addition to the current funds on hand at December 31, 2000, to achieve positive cash flow from operations, we will require additional cash resources of approximately $500 million. However, the funds we actually will require may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although we do not currently believe that we need to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider necessary to further the growth and development of our business.

     In order to extend the availability of our cash, we have postponed deployment in most of our originally planned 46 markets until we obtain additional financing. We are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. We are also working with our channel partners to increase revenues through new marketing programs and promotions, and we are exploring potential additional sources of revenue. We are working with advisors to obtain additional financing and are currently in discussions with candidates that could potentially provide financing. We cannot assure you that we will be successful in increasing revenues, reducing cash outflows or obtaining additional financing. In addition, there are other limitations in our ability to raise additional financing. First, the terms of our outstanding senior notes restrict our ability to incur additional indebtedness and may prevent us from being able to obtain additional financing. Second, Vulcan Ventures has a control position and WorldCom has a large investment in us, both of which may deter investors who otherwise might desire to provide financing to us. Furthermore, if we are able to raise additional funds, we may need to do so through the sale of additional equity or equity-linked securities, which could be dilutive to holders of our common stock, warrants and other securities. In the event that we both do not obtain additional financing and are unable to extend our availability of cash beyond our current expectations, we plan to significantly reduce our operations in the third quarter of 2001 to enable us to continue as a going concern through 2001.

     We have financed our operations and capital expenditures primarily through the public and private sale of equity and debt securities. In January 1998, we completed a private placement of common stock with Vulcan Ventures with net proceeds of approximately $53.7 million. In November 1999, we completed a private placement of redeemable convertible preferred stock with Vulcan Ventures and WorldCom with net proceeds of approximately $573 million. In February 2000, we completed a public offering of common stock with net proceeds of approximately $473 million and a public offering of 13% senior notes due 2010 and warrants to purchase common stock with available net proceeds of approximately $219 million, after establishing the required reserve to secure the first four interest payments on the notes. This amount of indebtedness could adversely affect our business, for example, by requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness or limiting our ability to acquire additional financing in the future. See "Risk Factors -- We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations".

     Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of December 31, 2000, we had incurred an accumulated deficit of $583.3 million. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Including network construction in progress, capital expenditures were $645.7 million and $33.1 million in 2000 and 1999 respectively. As of December 31, 2000, we had cash, cash equivalents and investments of approximately $526.8 million and working capital of approximately $425.3 million. Inventories increased to $31.7 million in 2000 from $0.6 million in 1999 due primarily to purchases of GS and GT high-speed modem inventory. Network construction in progress at December 31, 2000 and 1999 included approximately $170 million and $0, respectively, of radios, equipment and component inventory not yet placed in service. We expect that accounts receivable and inventories will increase in the future as a result of our ongoing deployment and commercialization of the high-speed network in our planned markets. We expect that capital expenditures will continue at similar levels in the first quarter of 2001 and decrease in the last three quarters as a result of our postponement of network deployment in most markets. Network equipment inventory not yet placed in service may also increase if we are unable to effectively defer or cancel our outstanding commitments discussed below.

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

     In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. We have received approximately 140,000 radios from Sanmina to date. At December 31, 2000, we had commitments outstanding to purchase approximately 86,000 additional radios for a total cost of approximately $138 million. We are currently negotiating with Sanmina to reduce our commitments. We cannot assure you that we will be able to successfully negotiate reductions to these commitments, and we may incur incremental legal costs associated with these negotiations. If we are not successful in negotiating reductions to these commitments, we may be obligated to pay Sanmina $138 million for our current outstanding commitments. See "Risk Factors -- We are delaying the complete deployment of our high-speed network to conserve cash, and this delay may cause us to be in default of some of our commercial contracts and may prevent us from competing effectively and attracting users to our high-speed service."

     In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network in the first 21 markets. In October 2000, we entered into agreements with American Tower, Delta Groups Engineering, Divine Tower International, Professional Telecom Services and Whalen & Company to assist us with network deployment in 25 additional markets. As of February 28, 2001, we had approximately $143 million of outstanding commitments to these and other vendors providing network design, construction and related products and services. In February 2001, we began canceling or deferring our remaining commitments under these contracts.

     In November 1999 and October 1999, we entered into agreements with Sierra Wireless and Novatel, respectively to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless and Novatel to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately $68 million. Our purchase commitment to both Sierra Wireless and Novatel is reduced by the amount of modems purchased by our channel partners. Novatel began shipping modems to our channel partners in late 2000. We anticipate that Sierra Wireless will begin shipping modems in the first half of 2001. In January 2000, we entered into a two-year agreement with NatSteel Electronics, Ltd for the purchase of modems, under which, as of February 28, 2001, we have outstanding remaining commitments to purchase approximately 116,000 modems at a cost of approximately $26 million. In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate the Ricochet modem technology onto a microchip set.

     As of December 31, 2000, we had net operating loss carryforwards for Federal and California income tax purposes of approximately $327 million and $131 million, respectively, and research and development tax credit carryforwards of approximately $9.8 million. To the extent not used, these carryforwards expire at various times through 2020. Our ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

     New Accounting Standards. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because we do not currently hold any derivative instruments and do not currently engage in any material hedging activities, we believe that the application of SFAS No. 138 will not have a material impact on our financial position or results of operations.

ITEM 7A -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio and redeemable convertible preferred stock outstanding at December 31, 2000. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the fixed rate, short-term nature of our investment portfolio. In addition, the fair value of our redeemable convertible preferred stock would not change materially in the event of a 100 basis point increase or decrease in interest rates, due primarily to the fixed and relatively short-term nature of its three-year 6.5% coupon rate.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 METRICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
Current assets:
  Cash and cash equivalents.................................  $  315,309    $ 354,820
  Restricted cash and cash equivalents......................      11,331           --
  Short-term investments....................................     143,928      144,521
  Restricted short-term investments.........................      38,085           --
  Accounts receivable, net of allowances of $2,198 in 2000
     and $2,148 in 1999.....................................       2,409        2,387
  Inventories, net..........................................      31,686          586
  Prepaid expenses and other................................      11,480        3,116
                                                              ----------    ---------
          Total current assets..............................     554,228      505,430
Property and equipment, net.................................     202,891       12,233
Network construction in progress............................     463,535       22,034
Other assets, net...........................................      14,740        6,950
Restricted long-term investments............................      18,166           --
                                                              ----------    ---------
          Total assets......................................  $1,253,560    $ 546,647
                                                              ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   89,115    $   9,649
  Accrued liabilities and other.............................      38,973       12,642
  Current portion of other long-term liabilities............         876        4,521
                                                              ----------    ---------
          Total current liabilities.........................     128,964       26,812
                                                              ----------    ---------
Senior notes payable........................................     241,608           --
                                                              ----------    ---------
Other long-term liabilities.................................       3,613          706
                                                              ----------    ---------
Redeemable convertible preferred stock, $0.001 par value per share: authorized -- 72,000,000 shares; issued and
  outstanding -- 63,900,000 shares in 2000 and 60,000,000
  shares in 1999............................................     614,976      573,329
                                                              ----------    ---------
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value per share, 8,000,000
     shares authorized; no shares issued or outstanding.....          --           --
  Common stock, $0.001 par value per share: authorized --
     500,000,000 shares; issued and
     outstanding -- 30,794,460 shares in 2000 and 24,344,697
     shares in 1999.........................................          31           25
Warrants to purchase common stock...........................      61,869           --
Additional paid-in capital..................................     783,252      283,763
Accumulated deficit.........................................    (583,348)    (337,988)
Accumulated other comprehensive income......................       2,595           --
                                                              ----------    ---------
          Total stockholders' equity (deficit)..............     264,399      (54,200)
                                                              ----------    ---------
          Total liabilities and stockholders' equity........  $1,253,560    $ 546,647
                                                              ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 METRICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Revenues:
  Service revenues.......................................  $   8,808    $  10,088    $  8,419
  Product revenues.......................................      3,038        8,437       7,440
                                                           ---------    ---------    --------
          Total revenues.................................     11,846       18,525      15,859
                                                           ---------    ---------    --------
Costs and expenses:
  Cost of service revenues...............................    110,682       20,997      21,095
  Provision for network replacement......................         --           --      14,392
  Cost of product revenues...............................     10,440        6,014       5,050
  Research and development...............................     44,476       33,019      26,907
  Selling, general and administrative....................     65,145       19,004      21,350
  Depreciation and amortization..........................     20,462        4,717       9,205
                                                           ---------    ---------    --------
          Total costs and expenses.......................    251,205       83,751      97,999
                                                           ---------    ---------    --------
     Loss from operations................................   (239,359)     (65,226)    (82,140)
  Interest expense.......................................    (11,600)      (5,884)     (3,939)
  Interest and other income..............................     62,812        4,818       1,915
                                                           ---------    ---------    --------
     Net loss............................................   (188,147)     (66,292)    (84,164)
  Preferred stock dividends..............................     57,213       38,234          --
                                                           ---------    ---------    --------
     Net loss attributable to common stockholders........  $(245,360)   $(104,526)   $(84,164)
                                                           =========    =========    ========
  Basic and diluted net loss attributable to common
     stockholders per share..............................  $   (8.15)   $   (5.13)   $  (4.63)
                                                           =========    =========    ========
  Weighted average shares outstanding....................     30,091       20,375      18,195
                                                           =========    =========    ========

Pro forma amounts assuming the new capitalization policy
  for network equipment is applied retroactively --
  Net loss attributable to common stockholders...........  $(245,360)   $(104,526)   $(85,456)
                                                           =========    =========    ========
  Basic and diluted net loss attributable to common
     stockholders per share..............................  $   (8.15)   $   (5.13)   $  (4.70)
                                                           =========    =========    ========
  Weighted average shares outstanding....................     30,091       20,375      18,195
                                                           =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 METRICOM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                            WARRANTS TO    ACCUMULATED
                                            COMMON STOCK       ADDITIONAL    PURCHASE         OTHER
                                         -------------------    PAID-IN       COMMON      COMPREHENSIVE   ACCUMULATED
                                           SHARES     AMOUNT    CAPITAL        STOCK         INCOME         DEFICIT       TOTAL
                                         ----------   ------   ----------   -----------   -------------   -----------   ---------
BALANCE, DECEMBER 31, 1997.............  13,819,276    $14      $135,466      $    --        $    1        $(149,298)   $ (13,817)
                                         ----------    ---      --------      -------        ------        ---------    ---------
Exercise of options to purchase common
  stock................................     187,053     --           911           --            --               --          911
Common stock issued to employees.......     136,726     --         1,094           --            --               --        1,094
Private placement of common stock......   4,650,000      5        53,713           --            --               --       53,718
Net loss...............................          --     --            --           --            (1)         (84,164)     (84,165)
                                         ----------    ---      --------      -------        ------        ---------    ---------
BALANCE, DECEMBER 31, 1998.............  18,793,055    $19      $191,184      $    --        $   --        $(233,462)   $ (42,259)
                                         ----------    ---      --------      -------        ------        ---------    ---------
Exercise of options to purchase common
  stock................................   2,537,677      3        18,109           --            --               --       18,112
Common stock issued to employees.......     100,156     --           622           --            --               --          622
Common stock issued upon the exercise
  of warrants..........................     118,197     --            --           --            --               --           --
Conversion of 8% Convertible
  Subordinated Notes due 2003 to common
  stock................................   2,795,612      3        40,693           --            --               --       40,696
Preferred dividends....................          --     --        33,155           --            --          (38,234)      (5,079)
Net loss...............................          --     --            --           --            --          (66,292)     (66,292)
                                         ----------    ---      --------      -------        ------        ---------    ---------
BALANCE, DECEMBER 31, 1999.............  24,344,697    $25      $283,763      $    --        $   --        $(337,988)   $ (54,200)
                                         ----------    ---      --------      -------        ------        ---------    ---------
Exercise of options to purchase common
  stock................................     255,286     --         1,852           --            --               --        1,852
Common stock issued to employees.......     148,681     --         2,500           --            --               --        2,500
Common stock offering..................   5,750,000      6       473,625           --            --               --      473,631
13% Senior notes and warrants
  offering.............................          --     --         1,749       61,869            --               --       63,618
Conversion of 8% Convertible
  Subordinated Notes due 2003 to common
  stock................................     295,796     --         4,304           --            --               --        4,304
Preferred dividends....................          --     --        15,459           --            --          (57,213)     (41,754)
Unrealized gain on investment..........          --     --            --           --         2,595               --        2,595
Net loss...............................          --     --            --           --            --         (188,147)    (188,147)
                                         ----------    ---      --------      -------        ------        ---------    ---------
BALANCE, DECEMBER 31, 2000.............  30,794,460    $31      $783,252      $61,869        $2,595        $(583,348)   $ 264,399
                                         ==========    ===      ========      =======        ======        =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 METRICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(188,147)   $ (66,292)   $(84,164)
Adjustments to reconcile net loss to net cash used in
  operating activities --
Depreciation and amortization...............................     20,462        4,717       9,205
Loss on retirement of property and equipment................      1,083        1,301          --
Accretion of long-term debt.................................      5,226           --          --
Non-cash compensation expense...............................        741           --          --
Gain on purchase of minority interest.......................         --         (184)         --
Provision for network replacement...........................         --           --      14,392
Reserve for excess and obsolete inventory...................      1,561            9         809
Reserve for uncollectible accounts receivable...............      1,412        1,334       1,400
(Increase) decrease in accounts receivable, prepaid expenses
  and other current assets..................................     (9,798)      (3,865)       (970)
(Increase) decrease in inventories..........................    (32,661)       2,451       1,161
Increase in accounts payable, accrued liabilities and other
  liabilities...............................................     75,201        4,710       6,667
                                                              ---------    ---------    --------
  Net cash used in operating activities.....................   (124,920)     (55,819)    (51,500)
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................    (39,095)     (11,085)     (4,994)
Network construction in progress............................   (571,852)     (22,034)         --
Increase in other assets....................................    (15,926)      (4,249)       (226)
Purchase of short-term investments..........................   (406,215)    (144,521)         --
Proceeds from the sale of short-term investments............    371,372           --       4,390
Purchase of long-term investments...........................    (18,166)          --          --
                                                              ---------    ---------    --------
  Net cash used in investing activities.....................   (679,882)    (181,889)       (830)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................    478,992       18,734      56,549
Proceeds from sale of warrants to purchase common stock.....     61,869           --          --
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................         --      573,000          --
Proceeds from issuance of notes payable and long-term
  debt......................................................    236,382       49,835      10,138
Reduction of notes payable and long-term debt...............       (621)     (59,932)     (5,000)
Payment of preferred dividends..............................         --       (3,250)         --
Purchase of minority interest...............................         --       (5,000)         --
                                                              ---------    ---------    --------
  Net cash provided by financing activities.................    776,622      573,387      61,687
                                                              ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents........    (28,180)     335,679       9,357
Cash and cash equivalents, beginning of year................    354,820       19,141       9,784
                                                              ---------    ---------    --------
Cash and cash equivalents, end of year......................  $ 326,640    $ 354,820    $ 19,141
                                                              =========    =========    ========
SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital lease.......         --          561          --
  Network construction in progress acquired under capital
    lease...................................................      3,954           --          --
  Common stock issued upon conversion of long-term debt.....      4,304       40,690          --
  Preferred dividends.......................................     57,212       34,984          --
  Preferred stock issued for preferred dividend payment.....     39,000           --          --
CASH PAID DURING THE YEAR FOR INTEREST......................     35,750        5,339       3,657

  The accompanying notes are an integral part of these consolidated financial statements.

                                 METRICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION

     Metricom, Inc. (the "Company"), a Delaware corporation, designs, develops and markets low cost, high performance, easy to use, mobile wireless data access products and services. The Company's primary service, Ricochet, provides subscriber-based, high-speed wireless data communications for users of portable and desktop computers and hand-held computing devices. During 2000, the Company announced availability of high-speed Ricochet service in various markets across the United States. As of December 31, 2000, Ricochet service is available in Atlanta, Baltimore, Dallas, Denver, Detroit, Houston, Minneapolis, New York City, Philadelphia, Phoenix, San Diego, and San Francisco with high-speed service; and Seattle and Washington, D.C. with the original 28.8 kbps service. In February 2000, the Company licensed its UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees.

     The Company has suffered recurring losses from operations and has incurred significant financial commitments that raise substantial doubt about its ability to continue as a going concern through 2001. At December 31, 2000, the Company had working capital of approximately $425 million and outstanding purchase commitments for capital equipment, network construction labor and modems of approximately $353 million. At the current level of operations and rate of negative cash flow, management anticipates that its cash, cash equivalents and short-term investments will be adequate to satisfy the operating loss and capital expenditure requirements through August 2001. Expenditures associated with developing the Company's high-speed service have contributed substantially to its accumulated deficit of approximately $583 million at December 31, 2000.

     In order to extend the availability of its cash, management has postponed deployment in most of its originally planned 46 markets until it obtains additional financing. Management is attempting to reduce its financial commitments and reduce future cash outflows by negotiating alternative terms with its suppliers. It is also working with its channel partners to increase revenues through new marketing programs and promotions, and is exploring potential additional sources of revenue. The Company is working with advisors to obtain additional financing and is currently in discussion with candidates that could potentially provide financing. There can be no assurance that the Company will be successful in increasing revenues, reducing cash outflows or obtaining additional financing. In the event that the Company does not obtain additional financing and is unable to extend its availability of cash beyond its current expectations, management plans to significantly reduce operations in the third quarter of 2001 to enable the Company to continue as a going concern through 2001. However, these factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                 METRICOM, INC.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany accounts and transactions. Certain amounts have been reclassified from the previously reported balances to conform to the 2000 presentation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Limited Number of Suppliers. In 2000, the Company purchased all of its network radios from one supplier. To date, the Company has purchased its modems principally from two suppliers. During 1999, the Company entered into contracts with two additional suppliers that will provide PC card modems which are interoperable with the Company's high-speed Ricochet network. Additional changes in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     Cash and Cash Equivalents. For the purposes of the Statements of Cash Flows, all highly liquid monetary instruments with an original maturity of 90 days or less from the date of purchase are considered to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and primarily represent modem components and finished modems purchased from suppliers. As part of its marketing strategy, the Company frequently sells its modems at prices below cost and below market in order to increase subscribers and service revenues. Losses on sales of modems at prices below cost are charged to cost of goods sold at time of shipment. Net inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                             ---------------
                                                              2000      1999
                                                             -------    ----
Raw materials and component parts..........................  $15,982    $207
Work-in-process............................................      900     139
Finished goods and consigned inventory.....................   14,804     240
                                                             -------    ----
          Total............................................  $31,686    $586
                                                             =======    ====

     Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method over the shorter of their estimated useful lives of three to five years or the lease term. Property and equipment consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Machinery and equipment................................  $ 47,461    $ 21,264
Network equipment......................................   184,820      22,256
Ricochet modems........................................       267       1,007
Furniture and fixtures.................................     7,680       2,453
Leasehold improvements.................................    11,657       1,535
                                                         --------    --------
                                                          251,885      48,515
Less -- Accumulated depreciation and amortization......   (48,994)    (36,282)
                                                         --------    --------
          Total........................................  $202,891    $ 12,233
                                                         ========    ========

     Accounting Change. Effective January 1, 1999, the Company changed its capitalization policy for network equipment. In the construction of the first generation Ricochet network, costs incurred for site

                                 METRICOM, INC.

acquisition and radio frequency engineering were expensed as incurred due to the network's early stage of development. The Company believes that its new high-speed network currently being deployed is no longer in the early stages of development. Because site acquisition and radio frequency engineering are integral steps in the design and construction of the high-speed network, these costs are now being capitalized as part of the total cost of the assets. Management believes the changed policy is preferable. The effect of the change in accounting principle in 1999 was to reduce the net loss available to common stockholders by approximately $15.9 million or $0.78 per share in 1999. The effect was also to increase net loss by $1.3 million, or $0.07 per share in 1998. There was no effect as of January 1, 1999.

     Network Construction in Progress. In 1999, the Company began deployment of its high-speed Ricochet networks in various markets across the United States. As of December 31, 2000 and 1999, the Company had approximately $463.5 million and $22.0 million, respectively, of construction in progress associated with network deployment of the high-speed service. Network deployment costs include principally labor costs for site acquisition, radio frequency engineering, zoning and construction management for the Company's wired access points, material costs for radios, equipment and component inventory, as well as capitalized interest. Capitalized interest totaled $30.7 million as of December 31, 2000. Network construction in progress at December 31, 2000 and 1999 included approximately $170 million and $0, respectively, of radios, equipment and component inventory not yet placed in service. As commercial high-speed service is launched in each market, the capitalized costs associated with network assets placed in service are transferred to Property and Equipment and depreciated over an estimated useful life of four years. In 2000, $165.0 million of network deployment costs were transferred from network construction in progress to property and equipment.

     Accrued Liabilities. Accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Interest.................................................  $15,383    $    --
Employee stock purchase plan.............................      818        658
Current portion of deferred revenue......................    2,584      3,122
Payroll and related......................................   11,297      6,147
Royalties................................................      201        236
State and local taxes....................................    2,287        235
Warranty.................................................      256        256
Preferred dividends......................................    1,606      1,500
Co-op marketing programs.................................    1,483         33
Fringe benefits..........................................    2,036         25
Other....................................................    1,022        430
                                                           -------    -------
          Total..........................................  $38,973    $12,642
                                                           =======    =======

     Debt Issuance Costs. Debt issuance costs of approximately $8.1 million at December 31, 2000 are included in other assets in the accompanying consolidated balance sheet. The costs are amortized over the life of the debt instrument and amortization expense is reflected as a component of interest expense.

     Licensed Spectrum. In fiscal 1997, the Company paid $1.45 million for licensed spectrum in the Wireless Communication Services auction. This spectrum is used by the Company's new high-speed Ricochet network. This amount is included in other assets in the accompanying balance sheet and is amortized over its estimated useful life of 10 years commencing with commercial use in July 2000.

     Revenue Recognition. In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB 101, revenue is recognized when there is pervasive evidence of an arrangement, delivery of the product or performance of the

                                 METRICOM, INC.

service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. The adoption of SAB 101 had no impact on the accompanying financial statements.

     The Company defers product revenues from high-speed modem sales and recognizes them over the estimated average subscription term of 24 months. The cost of the modems is also deferred and recognized over the estimated average subscription term, up to the amount of the related revenue with any losses on delivery of the modems recognized on shipment. Revenues from the sale of first generation modems, which are estimated to have limited subscription life, are recognized upon shipment. Service revenues, which consist of subscriber fees and equipment rentals from Ricochet, are recognized ratably over the service period. Cash received from customers in advance of providing services is deferred and included in accrued liabilities in the accompanying consolidated balance sheet.

     Research and Development Expenditures. Research and development expenditures consist of salaries and direct expenses and are charged to operations as incurred.

     New Accounting Standards. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, management believes that the application of SFAS No. 138 will not have a material impact on the Company's financial position or results of operations.

 3. INVESTMENTS

     The Company's investments in securities are considered available-for-sale and are recorded at their fair values as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. As of December 31, 2000 and 1999, the aggregate fair value equaled the cost basis of the Company's investments. The value of the Company's investments by major security type is as follows (in thousands):

                                                          AS OF DECEMBER 31,
                                                         --------------------
                     SECURITY TYPE                         2000        1999
                     -------------                       --------    --------
United States Treasury and Agencies....................  $105,403    $ 76,140
Corporate debt and money market........................   421,416     423,201
                                                         --------    --------
          Total........................................  $526,819    $499,341
                                                         ========    ========

     As of December 31, 2000, investments in obligations of the United States Treasury and Agencies and corporate debt and money market securities had maturities of 0 to 14 months. Approximately $326.6 million and $354.8 million of the total investments as of December 31, 2000 and 1999, respectively, are included in cash and cash equivalents. Restricted investments represent amounts deposited in a restricted pledge account to secure three scheduled interest payments on the 13% Senior Notes due 2010. One interest payment totaling $19.5 million was made out of restricted investments in 2000.

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

                                 METRICOM, INC.

contributing up to $7.0 million in exchange for a 20% interest in Metricom DC and certain preferential rights to available cash distributions. In November 1999, the Company paid $5.0 million to PepData to acquire the minority interest of Metricom DC from PepData.

 4. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 2000, combined product and service revenues from Wireless WebConnect! and WorldCom, a holder of the Company's convertible preferred stock, accounted for 19% and 12% respectively, of total revenues. No other customers accounted for more than 10% of revenues in any of the three years ended December 31, 2000.

 5. COMMITMENTS AND CONTINGENCIES

     The Company has entered into contracts with various suppliers in order to deploy its high-speed network. At December 31, 2000, the Company had commitments to purchase network equipment and network design, construction and related services totaling approximately $353 million. The Company also has entered into contracts with high-speed modem suppliers. At December 31, 2000, the Company had commitments to purchase modems totaling approximately $100 million, and expects to take delivery of most of these modems in 2001. Due to reductions in the Company's planned network deployment in 2001, the Company is currently working with its suppliers to reduce these commitments. There can be no assurance that the Company will be able to successfully negotiate reductions to these commitments, and may incur incremental legal costs associated with these negotiations.

     The Company leases various facilities and equipment under operating lease agreements. Rent expense under these agreements for the years ended December 31, 2000, 1999, and 1998, was approximately $4.7 million, $1.6 million, and $1.9 million, respectively. In March 2000, the Company entered into a 10-year agreement to lease approximately 145,000 additional square feet of office space beginning in May 2001.

     The Company has also entered into various agreements with electric utilities, municipalities and building owners for the use of utility poles and building rooftops on which network equipment is installed. Payment under agreements for use of utility poles is generally contingent upon the number of network radios installed during the year. Rent expense under these agreements for the years ended December 31, 2000, 1999, and 1998 was approximately $21.3 million, $2.7 million, and $1.1 million, respectively.

     Approximate future minimum rental payments under operating lease agreements are as follows (in thousands):

YEARS ENDING DECEMBER 31,
2001......................................................  $ 58,728
2002......................................................    61,433
2003......................................................    62,977
2004......................................................    64,181
2005......................................................    44,373
Thereafter................................................    79,736
                                                            --------
          Total...........................................  $371,428
                                                            ========

                                 METRICOM, INC.

 6. CAPITALIZED LEASES

     The Company has leased equipment under various capital lease agreements. As of December 31, 2000, the cost of the leased assets was $4.7 million and the related accumulated depreciation was $0.6 million. The weighted average interest rate on the outstanding leases is 6.7%. The following is a schedule of future minimum payments under the equipment leases together with the present value of the net minimum lease payments at December 31, 2000 (in thousands):

YEARS ENDING DECEMBER 31,
2001........................................................  $1,083
2002........................................................   1,004
2003........................................................   1,004
2004........................................................     989
2005........................................................     381
                                                              ------
          Total net minimum lease payments..................   4,461
Less amount representing interest...........................    (526)
                                                              ------
Present value of net minimum lease payments.................   3,935
Less current portion........................................    (876)
                                                              ------
Long-term portion...........................................  $3,059
                                                              ======

 7. LONG-TERM DEBT

     Senior Notes Payable. In February 2000, the Company, together with its wholly owned finance subsidiary, Metricom Finance, Inc., as co-issuers and co-obligors, issued $300 million aggregate principal amount of 13% Senior Notes due 2010 ("Senior Notes"). Metricom Finance has no independent assets or operations. The Company has fully and unconditionally guaranteed the obligations of Metricom Finance, Inc. under the Senior Notes. Interest on the Senior Notes is payable on February 15 and August 15 of each year and the Senior Notes will mature on February 15, 2010. The first interest payment was made on August 15, 2000. The Senior Notes were offered together with warrants to purchase 1,425,000 shares of common stock of the Company at an initial exercise price of $87.00 per share. For each $1,000 of note principal purchased, the purchaser was issued a warrant to purchase 4.75 shares of common stock and each warrant is exercisable on or after August 15, 2000. The Company estimated the fair market value of each warrant to be $212.06, which was credited to paid-in capital in the accompanying balance sheet. The warrants will expire on February 15, 2010. Net proceeds to the Company from the Senior Notes and warrants offering was approximately $291.8 million, $73.1 million of which was deposited in a restricted pledge account to secure the payment of the first four scheduled interest payments on the Senior Notes. Of the gross proceeds, $236.4 million and $63.6 million was allocated to the Senior Notes and warrants, respectively. The value of the warrants and issuance costs accrete over the life of the Senior Notes using the effective interest rate method. The total obligation of the Senior Notes at maturity will be $300 million.

     The Company is restricted by the terms of the Senior Notes from taking various actions, such as incurring additional indebtedness, paying dividends, repurchasing junior indebtedness, making certain investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of its assets. A breach of any of these provisions will result in a default under the indenture and supplemental indentures governing the Senior Notes and could result in a default under agreements relating to other indebtedness that the Company may have in the future that would allow those lenders to declare that indebtedness immediately due and payable. In addition, upon the occurrence of certain events specified in the Senior Notes, including connection with certain types of change in control, the Company will be required to make an offer to purchase all of the outstanding notes at a premium.

                                 METRICOM, INC.

     Other Liabilities. In August 1996, the Company issued $45 million principal amount of unsecured, 8% Convertible Subordinated Notes (the "Convertible Notes") due September 15, 2003, with interest payments due semi-annually on March 15 and September 15, commencing March 15, 1997. In December 1999, the Company called for redemption of the Convertible Notes on January 10, 2000. As of December 31, 1999, $40.7 million of the Convertible Notes had been converted into approximately 2.8 million shares of common stock. In January 2000, all remaining Convertible Notes were converted into approximately 0.3 million shares of common stock.

     The Company's other liabilities consist of the following:

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                             2000        1999
                                                            -------    --------
Convertible notes payable.................................  $   --     $ 4,304
Deferred rent.............................................      --         321
Deferred revenue..........................................     554          --
Leases payable............................................   3,935         602
                                                            ------     -------
          Total...........................................   4,489       5,227
Less current portion......................................    (876)     (4,521)
                                                            ------     -------
  Other long-term liabilities.............................  $3,613     $   706
                                                            ======     =======

 8. STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock Offering. In February 2000, the Company issued 5,750,000 shares of common stock at $87.00 per share in a public offering. Net proceeds to the Company were approximately $473.2 million, after deducting underwriting discounts, commissions and offering expenses.

     Redeemable Convertible Preferred Stock. In November 1999, the Company issued and sold to WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition, each series has the right to elect one director to the Company's Board of Directors, although voting rights otherwise will be generally limited to specified matters. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock accrete at approximately $2.7 million per year over the 10-year periods from the beginning aggregate net book value of $573 million up to the redemption value of $600 million. This accretion is charged against accumulated deficit.

     In December 2000, the Company issued to WorldCom, Inc. 1.95 million shares of Series A1 preferred stock at a price of $10 per share, and the Company issued to Vulcan Ventures 1.95 million shares of Series A2 preferred stock at a price of $10 per share, for the 2000 payment of the 6.5% dividend on the redeemable convertible preferred stock.

     Because the preferred stock issued to Vulcan Ventures is immediately convertible into common stock at the holder's option at a conversion price of $10.00 per share, which was below the per share closing price of common stock on both the date immediately prior to the execution of the preferred stock purchase agreement and the date of the 2000 dividend issuance, the Company recorded additional dividends of $5.3 million and $31.8 million in the fourth quarter of 2000 and 1999, respectively, to reflect the beneficial conversion privilege associated with this series of preferred stock. The preferred stock issued to WorldCom is also deemed to have a beneficial conversion privilege. However, that series of preferred stock does not begin to become convertible

                                 METRICOM, INC.

into common stock at the holder's option until May 2002. As a result, this discount will be amortized over the 48-month period, which began in November 1999, during which this series of preferred stock becomes convertible into common stock at the holder's option.

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

 9. STOCK COMPENSATION PLANS

     Stock Options. In March 1988, the Company adopted the 1988 Stock Option Plan ("The 1988 Plan"). Under the 1988 Plan, as amended, the Company is authorized to grant up to 4,119,500 incentive or non-qualified stock options to purchase shares of common stock. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Non-qualified stock options may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the 1988 Plan are exercisable as determined by the Board of Directors and will expire no later than ten years from the date of grant. Options generally vest 25% after the first year and ratably over the following three years. During 2000, 1999 and 1998, options to purchase 18,794, 243,109 and 501,857 shares expired without exercise, respectively.

     In February 1993, the Company adopted the 1993 Non-Employee Directors' Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, as amended, the Company is authorized to grant up to 575,000 non-qualified stock options to purchase shares of common stock at the market value at the date of grant. Options granted under the 1993 Plan are exercisable in three equal annual installments commencing one year from the date of grant and will expire no later than 10 years from the date of grant. During 2000, 1999 and 1998, the Company granted to members of the Board of Directors options to purchase an aggregate of 42,000, 35,000 and 52,000 shares, respectively, of common stock at fair market value of the stock at the date of grant.

     In May 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"). Under the 1997 Plan, as amended, the Company is authorized to grant up to 5,275,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees, directors and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Other Stock Awards may be granted to employees, officers, directors and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the 1997 Plan are exercisable as determined by the Board of Directors and typically vest 25% after the first year and ratably over the following three years. Options granted will expire no later than ten years from the date of grant.

     In May 1997, the Company adopted the 1997 Non-Officers Equity Incentive Plan (the "Non-officers Plan"). Under the Non-Officers Plan, the Company is authorized to grant up to 1,850,000 incentive stock options, non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees and consultants. Incentive stock options may be granted to employees at prices not lower than the market value of the stock at the date of grant. Other Stock Awards may be granted to employees and consultants at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the Non-Officers Plan are exercisable as determined by the Board of Directors and typically vest 25% after the first year and ratably over the following three years. Options granted will expire no later than ten years from the date of grant. In 2000, the Company granted to members of the

                                 METRICOM, INC.

Technical Advisory Board options to purchase 11,000 shares of common stock at fair value at the date of grant.

     In April 2000, the Company adopted the 2000 Equity Incentive Plan (The "2000 Plan"). Under the 2000 Plan, the Company is authorized to grant up to 1,500,000 non-qualified stock options, restricted stock purchase awards, and stock bonuses (collectively "Stock Awards") to employees, directors and consultants. Stock Awards may be granted at prices not lower than 85% of the market value of the stock at the date of the grant. Options granted under the 2000 Plan are exercisable as determined by the Board of Directors and typically vest 25% after the first year and ratably over the following three years. Options granted will expire no later than ten years from the date of grant.

     Stock option activity under the 1988 Plan, the 1993 Plan, the 1997 Plan, the Non-officers Plan, the 2000 Plan and options issued to members of the Board of Directors and Advisory Board for the fiscal years ended December 31, 1998, 1999 and 2000 was as follows:

                                                         SHARES                   WEIGHTED
                                                       AVAILABLE                  AVERAGE
                                                       FOR FUTURE     OPTIONS     EXERCISE
                                                         GRANT      OUTSTANDING    PRICE
                                                       ----------   -----------   --------
Balance, December 31, 1997...........................     990,195    3,973,678     $ 6.99
  Authorized.........................................   1,150,000           --         --
  Grants.............................................  (2,334,301)   2,334,301     $ 9.24
  Exercises..........................................          --     (187,053)    $ 4.90
  Cancellations......................................     872,132     (872,132)    $ 7.84
  Expired............................................    (501,857)          --         --
                                                       ----------   ----------     ------
Balance, December 31, 1998...........................     176,169    5,248,794     $ 7.89
                                                       ----------   ----------     ------
  Authorized.........................................   1,400,000           --         --
  Grants.............................................  (1,969,270)   1,969,270     $30.01
  Exercises..........................................          --   (2,537,677)    $ 7.14
  Cancellations......................................     689,481     (689,481)    $ 7.75
  Expired............................................    (243,109)          --         --
                                                       ----------   ----------     ------
Balance, December 31, 1999...........................      53,271    3,990,906     $19.21
                                                       ----------   ----------     ------
  Authorized.........................................   4,500,000           --         --
  Grants.............................................  (3,637,023)   3,637,023     $36.93
  Exercises..........................................          --     (255,286)    $ 7.26
  Cancellations......................................     644,408     (644,408)    $34.51
  Expired............................................     (18,794)          --         --
                                                       ----------   ----------     ------
Balance, December 31, 2000...........................   1,541,862    6,728,235     $27.73
                                                       ==========   ==========     ======

                                 METRICOM, INC.

     The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2000:

                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                               ------------------------   ----------------------
                                 WEIGHTED      WEIGHTED                 WEIGHTED
                                  AVERAGE      AVERAGE                  AVERAGE
   RANGE OF        SHARES        REMAINING     EXERCISE     SHARES      EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
---------------  -----------   -------------   --------   -----------   --------
$ 3.00 - $ 7.91     705,505        6.45         $ 5.88       473,848     $ 5.67
$ 7.97 - $10.38   1,017,108        7.52         $ 9.98       577,611     $10.11
$10.42 - $22.56     572,533        8.36         $17.99       183,997     $16.77
$22.59 - $22.69     757,000        9.17         $22.68        32,624     $22.62
$22.88 - $26.34     759,907        9.27         $25.58        91,540     $25.13
$26.41 - $27.75     142,000        9.24         $27.25        13,997     $26.99
$27.81 - $29.25     774,932        8.85         $29.17       188,967     $29.22
$29.28 - $35.50     995,628        9.35         $34.17        17,172     $31.79
$36.00 - $77.25     710,172        9.16         $55.42        65,773     $50.58
$77.28 - $97.81     293,450        9.07         $86.92         8,000     $87.22
                  ---------        ----         ------     ---------     ------
                  6,728,235        8.56         $27.73     1,653,529     $15.19
                  =========        ====         ======     =========     ======

     Stock Purchase Plan. In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 1,050,000 shares of common stock have been authorized for issuance under the Purchase Plan. Employees may designate up to 15% of their earnings, as defined, to purchase shares at 85% of the lesser of the fair market value of the common stock at the beginning of the offering period or on any purchase date during the offering period, as defined. In 2000, 1999 and 1998, the Company issued 148,681, 88,156 and 84,650 shares, respectively, under this Stock Purchase Plan. In January 2001 the Company issued 88,447 shares under the Purchase Plan.

     Stock-Based Compensation. In January 1996, the Company adopted the disclosure provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. As permitted under Statement 123, the Company continues to apply the provisions of Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. If the Company had elected to recognize compensation cost based on the fair value of the stock options and employee stock purchase rights under the Purchase Plan at the grant date as prescribed by Statement 123, net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
Net loss attributable to common stockholders --
  As reported....................................  $(245,360)   $(104,526)   $(84,164)
Net loss attributable to common stockholders --
  Pro forma......................................  $(301,627)   $(112,800)   $(89,309)
Basic and diluted net loss per share -- As
  reported.......................................  $   (8.15)   $   (5.13)   $  (4.63)
Basic and diluted net loss per share -- Pro
  forma..........................................  $  (10.02)   $   (5.54)   $  (4.91)

                                 METRICOM, INC.

     The weighted average fair value of stock options granted during 2000, 1999 and 1998 was $32.77, $26.42 and $3.20 per share, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Risk-free interest rate.....................................   5.1%    5.6%    5.2%
Dividend Yield..............................................   0.0%    0.0%    0.0%
Volatility factor of expected market price of the Company's
  stock.....................................................  1.60    1.60    0.50
Weighted average expected option life from Vest date (in
  years)....................................................  1.37    1.38    1.03

     The weighted average fair value of employee stock purchase rights granted during 2000, 1999 and 1998 was $14.12, $5.58 and $3.75 per share, respectively. The fair value of these purchase rights was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Risk-free interest rate.....................................   5.1%    5.6%    5.2%
Dividend Yield..............................................   0.0%    0.0%    0.0%
Volatility factor of expected market price of the company's
  stock.....................................................  1.60    1.60    0.50
Weighted average expected option life from Vest date (in
  years)....................................................  1.37    1.38    0.70

     Common Stock Reserved for Future Issuance. As of December 31, 2000 the Company had reserved the following shares of common stock for future issuance:

Exercise of stock options................................   8,270,097
Conversion of redeemable convertible preferred stock.....  63,900,000
Exercise of common stock warrants........................   1,425,000
Employee stock purchase plan.............................     468,503
                                                           ----------
          Total..........................................  74,063,600
                                                           ==========

10. 401(K) PLAN

     In November 1987, the Company adopted a tax-qualified savings and retirement plan (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their gross compensation. The Company matches employee contributions annually in cash at the rate of 50% for the first $2,400 contributed. Contributions by the Company to date have not been material.

                                 METRICOM, INC.

11. INCOME TAXES

     Deferred taxes are provided to reflect the net tax effects of temporary differences between the financial reporting and income tax bases of assets and liabilities using the currently enacted tax rate. The tax effect of temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets, consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Reserves and accrued liabilities.....................  $  24,616    $   6,868
Depreciation.........................................     15,114       (7,680)
Capitalized research and development.................     50,027       34,853
                                                       ---------    ---------
          Total......................................     89,757       34,041
NOL and other credit carryforwards...................    128,912       83,574
Valuation allowance..................................   (218,669)    (117,615)
                                                       ---------    ---------
          Total......................................  $      --    $      --
                                                       =========    =========

     As of December 31, 2000 and 1999, a valuation allowance was provided for the net deferred tax assets as a result of uncertainties regarding their realization. During 2000, the valuation allowance increased by approximately $101.1 million due to increases in temporary differences and additional losses incurred during the year. Approximately $22.0 million of the valuation allowance relates to disqualifying dispositions on employee stock options and accordingly will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

     As of December 31, 2000, the Company had net operating loss carryforwards for Federal and California income tax purposes of approximately $327 million and $131 million, respectively, and research and development tax credit carryforwards of approximately $9.8 million. To the extent not used, these carryforwards expire at various times through 2020. The Company's ability to utilize the net operating loss carryforwards in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

12. EARNINGS PER SHARE

     Basic and diluted net loss per share data has been computed using the weighted average number of shares of common stock outstanding. For the years ended December 31, 2000, 1999 and 1998, the following common shares have been excluded from the calculation as their effect would be anti-dilutive (in thousands):

                                                               AS OF DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            ------    ------    -----
ENDING COMMON SHARES ISSUABLE UPON:
  Exercise of options.....................................   6,728     3,991    5,249
  Conversion of redeemable preferred stock................  63,900    60,000       --
  Exercise of warrants....................................   1,425        --       --
  Conversion of convertible subordinated notes............      --       296    3,091
                                                            ------    ------    -----
     Shares excluded from earnings per share
       calculation........................................  72,053    64,287    8,340

                                 METRICOM, INC.

     The following table summarizes the numerators and denominators used in the calculation of basic earnings per share (in thousands except per share amounts):

                                                     INCOME          SHARES
                                                   (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                   -----------    -------------    ------
FOR THE YEAR 2000
Basic loss per share
  Net loss.......................................   $(188,147)
  Preferred dividends............................     (57,213)
                                                    ---------
  Net loss attributable to common stockholders...   $(245,360)       30,091        $(8.15)
FOR THE YEAR 1999
Basic loss per share
  Net loss.......................................   $ (66,292)
  Preferred dividends............................     (38,234)
                                                    ---------
  Net loss attributable to common stockholders...   $(104,526)       20,375        $(5.13)
FOR THE YEAR 1998
Basic loss per share
  Net loss.......................................   $ (84,164)
  Preferred dividends............................          --
                                                    ---------
  Net loss attributable to common stockholders...   $ (84,164)       18,195        $(4.63)

13. SEGMENT REPORTING

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

     All of the Company's operations are located in the United States. The Company's reportable operating segments include Ricochet and UtiliNet. Ricochet designs, manufactures and markets wireless data communications solutions. UtiliNet manufactures and markets customer-owned networks and related products. In February 2000, UtiliNet technology was licensed to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return

                                 METRICOM, INC.

for license and royalty fees. A summary of operating results by reportable operating segment is as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Ricochet Revenue.....................................  $  9,881    $12,039    $10,775
UtiliNet Revenue.....................................     1,965      6,486      5,084
                                                       --------    -------    -------
          Total Revenue..............................  $ 11,846    $18,525    $15,859
                                                       ========    =======    =======
Cost of Product Ricochet.............................  $  8,858    $ 3,037    $ 2,741
Cost of Product UtiliNet.............................     1,582      2,977      2,309
                                                       --------    -------    -------
          Total Cost of Product......................  $ 10,440    $ 6,014    $ 5,050
                                                       ========    =======    =======
Cost of Service Ricochet.............................  $110,682    $20,997    $20,655
Cost of Service UtiliNet.............................        --         --        440
                                                       --------    -------    -------
          Total Cost of Service......................  $110,682    $20,997    $21,095
                                                       ========    =======    =======

14. RELATED PARTY TRANSACTIONS

     WorldCom, Inc. owns approximately 32 million shares of the Company's preferred stock, and has also entered into an agreement with the Company to resell the Company's high-speed service. In fiscal 2000, the Company recorded revenue from WorldCom and its subsidiaries totaling approximately $1.5 million. In fiscal 2000 and 1999, the Company paid WorldCom and its subsidiaries a total of approximately $11.9 million and $2.9 million, respectively, for the purchase of telecommunications services in the normal course of business.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FISCAL 2000 QUARTER ENDED:
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $  3,223    $  2,307      $  3,932       $   2,384
Total costs and expenses....................    31,662      47,313        62,855         109,376
Net loss....................................   (19,317)    (31,335)      (41,525)        (95,971)
Net loss attributable to common
  stockholders..............................  $(32,259)   $(44,274)     $(54,467)      $(114,361)
Net loss attributable to common stockholders
  per share.................................  $  (1.15)   $  (1.44)     $  (1.77)      $   (3.71)

                                                          FISCAL 1999 QUARTER ENDED:
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $  4,186    $  4,663      $  4,795       $  4,880
Total costs and expenses....................    18,134      19,805        19,956         25,858
Net loss....................................   (15,018)    (16,557)      (16,653)       (18,065)
Net loss attributable to common
  stockholders..............................  $(15,018)   $(16,557)     $(16,654)      $(56,299)
Net loss attributable to common stockholders
  per share.................................  $  (0.80)   $  (0.86)     $  (0.80)      $  (2.51)

16. EVENT SUBSEQUENT TO DATE OF AUDITOR'S REPORT

                                 METRICOM, INC.

     A supplier has threatened to file a complaint against the Company alleging that the Company is liable to it for approximately $9.1 million in materials it ordered on the Company's behalf in connection with the supply agreement between the Company and the supplier. If a lawsuit results, the Company intends to vigorously defend it.

     Additionally, a third party has made a claim against the Company of approximately $1 million in relation to materials they sold to the above supplier for the Company's products. The Company intends to vigorously defend itself against these claims in the ordinary course.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF METRICOM, INC.:

     We have audited the accompanying consolidated balance sheets of Metricom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metricom, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has significant financial commitments for network equipment, network construction labor, and modems. These factors raise substantial doubt about its ability to continue as a going concern. At December 31, 2000, the Company had working capital of approximately $425 million and outstanding purchase commitments for network equipment, network construction labor and modems of approximately $353 million. Management's plans in regard to these matters are also described at Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, in 1999, the Company changed its capitalization policy for network equipment.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 30, 2001, except
with respect to the matter discussed
in Note 16, as to which the date
is March 28, 2001.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning our directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in our definitive Proxy Statement related to our 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

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

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules.

     Our consolidated financial statements and financial statement schedules for each of the three years ended December 31, 2000 and related notes, together with the report thereon of Arthur Andersen LLP, independent public accountants.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

     (c) Exhibits.

  EXHIBIT
  NUMBER                               EXHIBIT
  -------                              -------
 3.1a(17)    Restated Certificate of Incorporation of the Company.
 3.1b(17)    Certificate of Amendment of Amended and Restated Certificate
             of Incorporation dated August 2, 2000.
 3.2(7)      Bylaws of the Company.
 4.2(1)      Specimen stock certificate.
 4.3(12)     Senior Debt Indenture among Metricom, Inc., Metricom Finance
             Inc., and Bank One Trust Company, N.A., as trustee.
 4.4(12)     Subordinated Debt Indenture among Metricom, Inc., Metricom
             Finance, Inc., and Bank One Trust Company, N.A.
 4.5(13)     First Supplemental Indenture for Senior Notes dated February
             7, 2000 between the Company, Metricom Finance, Inc. and Bank
             One Trust Company, N.A.
 4.6(13)     Global Note dated February 7, 2000 in an aggregate principal amount of $300,000,000, issued by the Company and Metricom
             Finance, Inc.
10.1a(1)     Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.1b(2)(8)  Executive Compensation Agreement between the Company and
             Timothy A. Dreisbach, former Chairman and Chief Executive
             Officer.
10.2(2)(5)   1988 Stock Option Plan (the "Option Plan"), as amended
             November 1, 1993.
10.3(1)(2)   Form of Incentive Stock Option Agreement under the Option
             Plan.
10.4(1)(2)   Form of Supplemental Stock Option Agreement under the Option
             Plan.
10.5(1)(2)   Form of Notice of Exercise under the Option Plan, as
             amended.
10.6(1)(2)   Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.
10.7(17)     1991 Employee Stock Purchase Plan, as amended.
10.9(3)      Agreement between the Company and Southern California Edison dated October 1, 1992.
10.10(2)(5)  1993 Non-Employee Directors' Stock Option Plan, as amended
             November 1, 1993 (the "Directors' Plan").
10.11(2)(3)  Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)     Purchase Agreement, dated October 3, 1993, between the
             Company and Vulcan Ventures Incorporated.
10.13(6)     Stock Purchase Agreement, dated as of October 10, 1997,
             between the Company and Vulcan Ventures Incorporated, a
             Washington Corporation.

  EXHIBIT
  NUMBER                               EXHIBIT
  -------                              -------
10.14(9)     Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures Incorporated.
10.15(10)    Preferred Stock Purchase Agreement, dated as of June 20,
             1999, among the Company, WorldCom, Inc., and Vulcan Ventures
             Incorporated.
10.16(15)    Amended and Restated Registration Rights, dated as of
             November 15, 1999, among the Company, WorldCom, Inc., and
             Vulcan Ventures, Inc.
10.17(17)    1997 Equity Incentive Plan, as amended.
10.18(11)    Ricochet Reseller Agreement, dated as of June 20, 1999,
             between the Company and WorldCom, Inc.
10.19(11)    Amendment to Ricochet Reseller Agreement, dated as of
             November 12, 1999, between the Company and WorldCom, Inc.
10.20(13)    Underwriting agreement dated February 1, 2000 among the
             Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)    Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of 300,000 warrants to
             purchase an aggregate of 1,425,000 shares of the Company's
             Common Stock.
10.23(13)    Warrant Agreement dated February 7, 2000 among the Company,
             Bank One Trust Company, as initial warrant agent and
             BankBoston N.A., as warrant agent.
10.24(13)    Warrant Certificate dated February 7, 2000 between the
             Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
10.27(16)    Agreement and Supplemental Agreement No. 1 for Electronic
             Manufacturing Services between the Company and Sanmina
             Corporation, dates as of July 2, 1999.
10.28(17)    2000 Equity Incentive Plan.
12.1         Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)     Letter from Arthur Andersen LLP, Independent Public
             Accountants, regarding change in accounting principle.
21.1         Subsidiaries of the Company.
23.1         Consent of Arthur Andersen LLP, Independent Public
             Accountants.
23.2         Report of Arthur Andersen LLP, Independent Public
             Accountants, on Schedule II.

---------------
 (1) Incorporated by reference from the indicated exhibit in our Registration Statement on Form S-1 (File No. 33-46050), as amended.

 (2) Management contract or compensatory plan or arrangement.

 (3) Incorporated by reference from our Form 10-K for the year ended December 31, 1992.

 (4) Incorporated by reference from our Form 10-Q for the quarter ended October 1, 1993.

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

(12) Incorporated by reference from our Registration Statement on Form S-3 (File No. 333-91359), as amended.

(13) Incorporated by reference from our Form 8-K filed February 10, 2000.

(14) Incorporated by reference from our Form 8-K/A filed February 16, 2000.

(15) Incorporated by reference from our Form 10-K for the year ended December 31, 1999.

(16) Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000.

(17) Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                          METRICOM, INC.

                                          By     /s/ RALPH C. DERRICKSON
                                            ------------------------------------
                                                    Ralph C. Derrickson
                                              Interim Chief Executive Officer

                               POWER OF ATTORNEY

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph C. Derrickson and David J. Pangburn, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

               /s/ RALPH C. DERRICKSON                 Interim Chief Executive Officer  March 29, 2001
-----------------------------------------------------           and Director
                (Ralph C. Derrickson)                   (Principal Executive Officer)

                /s/ DAVID J. PANGBURN                     Vice President, Corporate     March 29, 2001
-----------------------------------------------------   Controller and Interim Chief
                 (David J. Pangburn)                    Financial Officer (Principal
                                                          Financial and Accounting
                                                                  Officer)

               /s/ ROBERT P. DILWORTH                             Director              March 29, 2001
-----------------------------------------------------
                (Robert P. Dilworth)

                /s/ WILLIAM D. SAVOY                              Director              March 29, 2001
-----------------------------------------------------
                 (William D. Savoy)

                 /s/ JUSTIN JASCHKE                               Director              March 29, 2001
-----------------------------------------------------
                  (Justin Jaschke)

                   /s/ DAVID MOORE                                Director              March 29, 2001
-----------------------------------------------------
                    (David Moore)

                  /s/ BRAM JOHNSON                                Director              March 29, 2001
-----------------------------------------------------
                   (Bram Johnson)

                                                                     SCHEDULE II

                                 METRICOM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND     DEDUCTION/      END OF
                  DESCRIPTION                      OF YEAR       EXPENSES      WRITEOFF        YEAR
                  -----------                     ----------    ----------    ----------    ----------
ACCOUNTS RECEIVABLE:
Year ended December 31, 1998:
  Accounts receivable allowances................    $  799        $1,400        $  533        $1,666
                                                    ======        ======        ======        ======
Year ended December 31, 1999:
  Accounts receivable allowances................    $1,666        $1,334        $  852        $2,148
                                                    ======        ======        ======        ======
Year ended December 31, 2000:
  Accounts receivable allowances................    $2,148        $1,412        $1,362        $2,198
                                                    ======        ======        ======        ======
INVENTORY:
Year ended December 31, 1998:
  Inventory reserves............................    $1,520        $  809        $   51        $2,278
                                                    ======        ======        ======        ======
Year ended December 31, 1999:
  Inventory reserves............................    $2,278        $    9        $  909        $1,378
                                                    ======        ======        ======        ======
Year ended December 31, 2000:
  Inventory reserves............................    $1,378        $1,561        $  163        $2,776
                                                    ======        ======        ======        ======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
 3.1a(17)    Restated Certificate of Incorporation of the Company.
 3.1b(17)    Certificate of Amendment of Amended and Restated Certificate
             of Incorporation dated August 2, 2000.
 3.2(7)      Bylaws of the Company.
 4.2(1)      Specimen stock certificate.
 4.3(12)     Senior Debt Indenture among Metricom, Inc., Metricom Finance
             Inc., and Bank One Trust Company, N.A., as trustee.
 4.4(12)     Subordinated Debt Indenture among Metricom, Inc., Metricom
             Finance, Inc., and Bank One Trust Company, N.A.,
 4.5(13)     First Supplemental Indenture for Senior Notes dated February
             7, 2000 between the Company, Metricom Finance, Inc. and Bank
             One Trust Company, N.A.
 4.6(13)     Global Note dated February 7, 2000 in an aggregate principal amount of $300,000,000, issued by the Company and Metricom
             Finance, Inc.
10.1a(1)     Form of Indemnity Agreement entered into between the Company and its directors and officers, with related schedule.
10.1b(2)(8)  Executive Compensation Agreement between the Company and
             Timothy A. Dreisbach, former Chairman and Chief Executive
             Officer.
10.2(2)(5)   1988 Stock Option Plan (the "Option Plan"), as amended
             November 1, 1993.
10.3(1)(2)   Form of Incentive Stock Option Agreement under the Option
             Plan.
10.4(1)(2)   Form of Supplemental Stock Option Agreement under the Option
             Plan.
10.5(1)(2)   Form of Notice of Exercise under the Option Plan, as
             amended.
10.6(1)(2)   Form of Restricted Stock Purchase Agreement and promissory note under the Option Plan.
10.7(17)     1991 Employee Stock Purchase Plan, as amended.
10.9(3)      Agreement between the Company and Southern California Edison dated October 1, 1992.
10.10(2)(5)  1993 Non-Employee Directors' Stock Option Plan, as amended
             November 1, 1993 (the "Directors' Plan").
10.11(2)(3)  Form of Supplemental Stock Option under the Directors' Plan.
10.12(4)     Purchase Agreement, dated October 3, 1993, between the
             Company and Vulcan Ventures Incorporated.
10.13(6)     Stock Purchase Agreement, dated as of October 10, 1997,
             between the Company and Vulcan Ventures Incorporated, a
             Washington Corporation.
10.14(9)     Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures Incorporated.
10.15(10)    Preferred Stock Purchase Agreement, dated as of June 20,
             1999, among the Company, WorldCom, Inc., and Vulcan Ventures
             Incorporated.
10.16(15)    Amended and Restated Registration Rights, dated as of
             November 15, 1999, among the Company, WorldCom, Inc., and
             Vulcan Ventures, Inc.
10.17(17)    1997 Equity Incentive Plan, as amended.
10.18(11)    Ricochet Reseller Agreement, dated as of June 20, 1999,
             between the Company and WorldCom, Inc.
10.19(11)    Amendment to Ricochet Reseller Agreement, dated as of
             November 12, 1999, between the Company and WorldCom, Inc.

EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
10.20(13)    Underwriting agreement dated February 1, 2000 among the
             Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)    Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of 300,000 warrants to
             purchase an aggregate of 1,425,000 shares of the Company's
             Common Stock.
10.23(13)    Warrant Agreement dated February 7, 2000 among the Company,
             Bank One Trust Company, as initial warrant agent and
             BankBoston N.A., as warrant agent.
10.24(13)    Warrant Certificate dated February 7, 2000 between the
             Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
10.27(16)    Agreement and Supplemental Agreement No. 1 for Electronic
             Manufacturing Services between the Company and Sanmina
             Corporation, dates as of July 2, 1999.
10.28(17)    2000 Equity Incentive Plan.
12.1         Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)     Letter from Arthur Andersen LLP, Independent Public
             Accountants, regarding change in accounting principle.
21.1         Subsidiaries of the Company.
23.1         Consent of Arthur Andersen LLP, Independent Public
             Accountants.
23.2         Report of Arthur Andersen LLP, Independent Public
             Accountants, on Schedule II.

---------------
 (1) Incorporated by reference from the indicated exhibit in our Registration Statement on Form S-1 (File No. 33-46050), as amended.

 (2) Management contract or compensatory plan or arrangement.

 (3) Incorporated by reference from our Form 10-K for the year ended December 31, 1992.

 (4) Incorporated by reference from our Form 10-Q for the quarter ended October 1, 1993.

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

(12) Incorporated by reference from our Registration Statement on Form S-3 (File No. 333-91359), as amended.

(13) Incorporated by reference from our Form 8-K filed February 10, 2000.

(14) Incorporated by reference from our Form 8-K/A filed February 16, 2000.

(15) Incorporated by reference from our Form 10-K for the year ended December 31, 1999.

(16) Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000.

(17) Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2000.