Form 10-K/A
period 2000-12-31
METRICOM INC / DE
filed 2001-04-30
CIK 884318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

     The number of shares of Common Stock outstanding as of February 28, 2001 was 30,910,645.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      EXPLANATORY NOTE TO AMENDMENT NO. 1

     Amendment No. 1 updates Part III of this Form 10-K. Except as otherwise stated herein, all information contained in this Report on Form 10-K was current as of the date of filing of the original Report on March 30, 2001 and has not been updated by Amendment No. 1.

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The following table sets forth certain information regarding the board of directors of the Company and their ages:

NAME                                         AGE                    POSITION
----                                         ---                    --------
Ralph C. Derrickson........................  42    Director and Interim Chief Executive
                                                   Officer
Robert P. Dilworth.........................  58    Director
Justin L. Jaschke..........................  42    Director
Bram B. Johnson............................  54    Director
David M. Moore.............................  45    Director
William D. Savoy...........................  35    Director

  Ralph C. Derrickson

     Ralph Derrickson has served as a director of the Company since April 1998 and as the Company's Interim Chief Executive Officer since February 2001. Mr. Derrickson has been a partner of Watershed Capital, LLC, a private equity investment firm, since September 1998. From December 1996 to September 1998, Mr. Derrickson was employed in a business development position at Vulcan Northwest, Inc., a venture capital firm affiliated with Vulcan Ventures Incorporated ("Vulcan"), the Company's largest stockholder. He also served as a Vice President of Product Development at Starwave Corporation, an internet technology company and creator and producer of online sports, news and entertainment services from June 1993 to December 1996. He has also held engineering and management positions with NeXT Computer, Sun Microsystems, Inc. and Digital Research, Inc.

  Robert P. Dilworth

     Robert P. Dilworth has served as a director since August 1987. Since September 1999, Mr. Dilworth has been an independent consultant. From May 1998 through September 1999, Mr. Dilworth served as an Executive Vice President and a director of VLSI Technology, Inc., a semi-conductor manufacturer. Mr. Dilworth also served as President of the Company from September 1987 to March 1997 and as Chief Executive Officer of the Company from August 1987 to May 1998. Prior to joining the Company, he served as President of Zenith Data Systems Corp., a microcomputer manufacturer and a wholly-owned subsidiary of Zenith Electronics Corp., from May 1985 to November 1987. Mr. Dilworth is also a director of GraphOn Corporation, eOn Communications Corporation and Mobility Electronics, Inc.

  Justin L. Jaschke

     Justin L. Jaschke has served as a director of the Company since June 1996. Mr. Jaschke has served as Chief Executive Officer and a director of Verio Inc., an Internet service provider, since March 1996. Prior to forming Verio, Mr. Jaschke served as Chief Operating Officer of Nextel Communications, a telecommunications company, following its merger in July 1995 with OneComm Corporation, a telecommunications company, from July 1995 to March 1996. From April 1993 to July 1995, he served as OneComm's president and a member of its Board of Directors. From May 1990 to April 1993, he served as President and Chief Executive Officer of Bay Area Cellular Telephone Company, a provider of cellular service in the San Francisco Bay Area and, from November 1987 to May 1990, as Vice President of Corporate Development for

PacTel Cellular, a telecommunications company. Mr. Jaschke is also a director of Verio, Dobson Communications Corporation, Logix Communications Enterprises, Inc. and Agilera, Inc.

  Bram B. Johnson

     Bram B. Johnson has served as a director of the Company since August 2000. Mr. Johnson has served as the Corporate Vice President of Strategic Development of FedEx Corporation, a global transportation and logistics holding company, since 2000. From 1996 to 1999, Mr. Johnson served as Senior Vice President of Marketing of RPS, Inc., a shipping company and a division of Caliber Systems and Fedex, and had been with RPS since 1984.

  David M. Moore

     David M. Moore has served as a director of the Company since January 1999. Mr. Moore has served as Business Development Director of Vulcan Northwest, Inc., a venture capital firm affiliated with Vulcan, since November 1998. Mr. Moore has served as Vice President of Interval Research, a research company, since April 2000. Prior to joining Vulcan Northwest, Mr. Moore served as President of Paralex Corporation, a provider of technical due diligence and consulting services, from October 1997 to November 1998; Director of Development for Microsoft Corporation from June 1996 to October 1997; and Director of Development for the Worldwide Product Group of Microsoft Corporation from September 1988 to June 1996. Mr. Moore served as a director of BSQUARE Corporation from December 1999 to October 2000.

  William D. Savoy

     William D. Savoy has served as a director of the Company since January 1998. Mr. Savoy has served as President of Vulcan Northwest, Inc., since November 1990 and Vice President and a director of Vulcan since November 1990. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and is a director of Charter Communications, Inc., drugstore.com, Inc., High Speed Access Corp., Infospace, Inc., Peregrine Systems, Inc., RCN Corporation, Telescan, Inc. and USA Networks, Inc.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning our executive officers is set forth in Part I of this report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11 -- EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company receives an annual retainer of $6,000 and a per meeting fee of $1,000 (plus $250 for each committee meeting attended by committee members). In the fiscal year ended December 31, 2000, the total compensation paid to non-employee directors was $42,250. Members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Company policy.

     Each non-employee director of the Company also receives stock option grants under the 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

     Option grants under the Directors' Plan are non-discretionary. On January 1 of each year (or the next business day should such date be a legal holiday), each member of the Company's Board of Directors who is not an employee of the Company, is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 7,000 shares of Common Stock of the Company. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan may not be exercised until the date upon which the optionee has provided one year of continuous service as a non-employee director following the date of grant of the option. At that time, the option will become exercisable as to one-third of the option shares and one third of the option shares will become exercisable each year thereafter in accordance with its terms. The term of options granted under the Directors' Plan is 10 years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction.

     During the last fiscal year, the Company granted options covering 7,000 shares to each of Messrs. Cline, Derrickson, Dilworth, Jaschke, Johnson, Moore and Savoy, at exercise prices of $81.00 per share, except for the option granted to Mr. Johnson, which had an exercise price of $33.59 per share. The exercise prices were equal to the respective fair market values of such Common Stock on the date of grant (based on the closing sale price reported on the Nasdaq National Market for the date of grant). During fiscal 2000, no members of the Board of Directors exercised options under the Directors' Plan.

     Directors who are employees of the Company do not receive separate compensation for their services as directors.

SUMMARY OF COMPENSATION

     The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998 compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, Chief Financial Officer and the five other most highly compensated executive officers ("Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                         ------------
                                                                          SHARES OF
                                                  ANNUAL COMPENSATION    COMMON STOCK
                                         FISCAL   --------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION(1)            YEAR    SALARY(2)   BONUS(3)    OPTIONS(#)    COMPENSATION($)(4)
------------------------------           ------   ---------   --------   ------------   ------------------
Timothy A. Dreisbach...................   2000     320,989    166,250      250,000            10,057
  Former President and Chief...........   1999     253,349    111,035       75,000             1,578
  Executive Officer....................   1998     148,616     90,756      550,000             2,578
Dale W. Marquart.......................   2000     206,155     89,300      100,000             9,982
  General Counsel, Senior Vice            1999     166,291     90,578       75,000             1,251
  President of Administration             1998      83,654     45,000       75,000               258
  and Secretary
Robert W. Mott.........................   2000     206,539     89,300      100,000             9,891
  Former Senior Vice President            1999     187,361     98,124       75,000             1,226
  of Engineering and                      1998      53,846     85,000       75,000             1,220
  Manufacturing
Robert H. Schellman....................   2000     233,215     89,300      105,000             9,947
  Former Senior Vice President            1999      79,478     41,922      125,000             1,321
  of Network Operations and               1998          --         --           --                --
  Services
James E. Wall..........................   2000     233,663     95,000      100,000            10,329
  Former Chief Financial Officer          1999      86,993     45,726      125,000               449
                                          1998          --         --           --                --
John G. Wernke.........................   2000     192,499    138,150      100,000             9,891
  Senior Vice President of                1999     168,254    128,315       75,000             1,251
  Marketing and Sales                     1998      54,808     36,562       75,000               349

---------------
(1) Mr. Dreisbach resigned from the Company in February 2001. Mr. Marquart joined the Company in June 1998. Mr. Mott joined the Company in August 1998 and resigned from the Company in March 2001. Mr. Schellman joined the Company in July 1999 and resigned from the Company in November 2000. Mr. Wall joined the Company in August 1999 and resigned from the Company in March 2001.

(2) In accordance with the rules of the SEC, the compensation described in this table does not include medical or group life insurance or other benefits that are generally available to all salaried employees or certain prerequisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(3) For 1998, includes shares of stock issued in connection with the Company's annual bonuses paid in cash and stock. In 1998, Mr. Marquart received stock valued at $1,667, based on a per share value of $8.25, the fair market value of the Company's Common Stock on the date the bonus was paid (based on the average of the previous day's high and low sales reported in the Nasdaq National Market). Included in Mr. Mott's bonus in 1998 is an advance payment of $37,500. In 1998, Mr. Wernke received an automobile allowance of $1,662. In 1998, Mr. Dreisbach received stock valued at $90,756, based on a per share value of $7.56, the fair market value of the Company's Common Stock on the date the bonus was paid (based on the average of the previous day's high and low sales reported in the Nasdaq National Market). Includes an automobile allowance of $4,200 paid to Mr. Wernke in each of 1999 and 2000.

(4) For 1998, includes the Company's matching payment of $1,000 for each executive officer under the Company's 401(k) plan, except for Messrs. Marquart, Mott and Wernke, who received $0, $942 and $0 in matching payments, respectively. For 1999, includes the Company's matching payment of $1,000 for each executive officer under the Company's 401(k) plan, except for Mr. Wall. For 2000, includes the Company's matching payment of $1,200 for each executive officer under the Company's 401(k) plan. For 1998, includes payments for term life insurance in the amounts of $1,578, $258, $278 and $349 for Messrs. Dreisbach, Marquart, Mott and Wernke, respectively. For 1999, includes payments for term life insurance in the amounts of $578, $251, $226, $321, $449 and $251 for Messrs. Dreisbach, Marquart, Mott, Schellman, Wall and Wernke, respectively. For 2000, includes payments for term life insurance in the amounts of $1,174, $784, $514, $759, $944 and $735 for Messrs. Dreisbach, Marquart, Mott, Schellman, Wall and Wernke, respectively. For 2000, includes payments for financial counseling services in the amounts of $8,857, $8,782, $8,691, $8,747, $9,129 and 8,691 for Messrs. Dreisbach, Marquart, Mott, Schellman, Wall and Wernke, respectively.

                         COMPENSATION PURSUANT TO PLANS

     Generally, the Company grants options to its executive officers under the 1997 Equity Incentive Plan, the 1997 Non-Officer Equity Incentive Plan and the 2000 Equity Incentive Plan (the "Stock Option Plans"). As of April 26, 2001, options to purchase a total of 5,845,617 shares were outstanding under the Stock Option Plans and options to purchase 1,631,754 shares remained available for grant thereunder. Pursuant to the Stock Option Plans, in the event an optionee is terminated other than for cause within 12 months after a change in control, as defined in the plans, the options held by the optionee under the plans will become vested. For other material terms of options, please see "Change of Control and Severance Arrangements -- Employment Arrangements."

     The following tables show, for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                                 -----------------------------------------------------     VALUE AT ASSUMED
                                    NUMBER       PERCENTAGE OF                              ANNUAL RATES OF
                                 OF SECURITIES   TOTAL OPTIONS                                STOCK PRICE
                                  UNDERLYING      GRANTED TO     EXERCISE                  APPRECIATION FOR
                                    OPTIONS        EMPLOYEES     OF BASE                    OPTION TERM (3)
                                    GRANTED        IN FISCAL      PRICE     EXPIRATION   ---------------------
                                    (#)(1)        YEAR(%)(2)      ($/SH)       DATE         5%          10%
                                 -------------   -------------   --------   ----------   ---------   ---------
Mr. Dreisbach..................     250,000           7.3        22.6875     05/31/10    3,567,012   9,039,508
Mr. Marquart...................      25,000           0.7        35.5000     04/13/10      558,144   1,414,446
                                     75,000           2.2        22.6875     05/31/10    1,070,104   2,711,852
Mr. Mott.......................      25,000           0.7        35.5000     04/13/10      558,144   1,414,446
                                     75,000           2.2        22.6875     05/31/10    1,070,104   2,711,852
Mr. Schellman..................      30,000           0.9        35.5000     04/13/10      669,773   1,697,336
                                     75,000           2.2        22.6875     05/31/10    1,070,104   2,711,852
Mr. Wall.......................      25,000           0.7        35.5000     04/13/10      558,144   1,414,446
                                     75,000           2.2        22.6875     05/31/10    1,070,104   2,711,852
Mr. Wernke.....................      25,000           0.7        35.5000     04/13/10      558,144   1,414,446
                                     75,000           2.2        22.6875     05/31/10    1,070,104   2,711,852

---------------
(1) Options granted under the Company's employee Stock Option Plans typically vest at the rate of 25% after one year and approximately two percent per month thereafter, such that the options are fully vested in four years.

(2) Based on options covering a total of 3,442,923 shares of Common Stock granted to employees in 2000.

(3) For new grants, the potential realizable value is calculated based on the term of the option at the time of grant (10 years). Potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent the Company's estimate or projection of future Common Stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                               {NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED                        OPTIONS AT FY-END (#)            AT FY-END ($)}
                          ON EXERCISE          VALUE        ---------------------------   ---------------------------
                              (#)         REALIZED ($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                        ---------------   ---------------   -----------   -------------   -----------   -------------
Mr. Dreisbach.........          --                --          375,083        497,917           0              0
Mr. Mott..............       2,500            25,813           58,123        184,377           0              0
Mr. Marquart..........          --                --           64,707        182,293           0              0
Mr. Wall..............          --                --           41,665        183,335           0              0
Mr. Wernke............          --                --           42,187        184,377           0              0
Mr. Schellman.........          --                --           41,664        188,336           0              0

---------------
(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise (the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price, and does not necessarily indicate that the optionee sold the stock.

(2) Value of unexercised options at fiscal year-end is based on the fair market value of the Company's Common Stock at December 31, 2000 of $10.0625 (based on the closing sale price reported on the Nasdaq National Market on that date) minus the exercise price of the option. There were no unexercised options at fiscal year end held by the Named Executive Officers that were in-the-money.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

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

     In connection with Mr. Dreisbach's resignation from the Company in February 2001, in March 2001, the Company entered into a separation agreement with Mr. Dreisbach providing for continued vesting of 875,000 options previously granted to Mr. Dreisbach on a monthly basis through May 8, 2002, and extended the post termination exercise period of these options until May 8, 2004. In addition, under the agreement, the Company entered into a consulting agreement with Mr. Dreisbach for the period commencing March 31, 2001 and ending May 8, 2002, providing for 15 monthly payments to Mr. Dreisbach of $28,051.94 for his services as a consultant.

     In addition, the Company's employment arrangements with each of the current executive officers, other than Messrs. Derrickson and Dreisbach, provide that upon a change in control of the Company that results in the elimination of, or a material reduction in, the scope of the officers' responsibilities, they would be entitled to severance benefits consisting of six months' salary and continuation of benefits as well as the acceleration of vesting of their options for periods ranging from one to two years.

SEPARATION ARRANGEMENTS

     In November 2000, the Company entered into a separation agreement with Mr. Schellman providing that the Company pay Mr. Schellman severance benefits equal to six months of his base salary for the year 2000, such payments totaling approximately $116,607, during the period from November 22, 2000 through May 14, 2001 and health benefits. Mr. Schellman will also be eligible to receive his 2000 bonus in an amount up to 40% of his base salary. In addition, under the agreement, the vesting and exercise periods of Mr. Schellman's options were extended until May 14, 2001 and December 31, 2001, respectively.

ACCELERATION OF VESTING UNDER STOCK OPTION PLANS

     The Company's Stock Option Plans for the benefit of employees and consultants, the 1997 Equity Incentive Plan, the 1997 Non-Officer Equity Incentive Plan and the 2000 Equity Incentive Plan, provide for acceleration of vesting under certain circumstances. Options to purchase approximately 4,134,806, 673,078 and 1,037,733 shares of Common Stock, respectively, were outstanding under these plans as of December 31, 2000. The Stock Option Plans provide that, in the event an optionee is terminated other than for cause within 12 months after a change in control, as defined in the plans, the options held by the optionee under the plans will become fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For 2000, the Compensation Committee was composed of Messrs. Johnson and Moore. Mr. Moore is the Business Development Director of Vulcan Northwest, Inc. In October 1998, the Company entered into a $30 million line of credit agreement with Vulcan, and in June 1999, the Company entered into a $30 million bridge loan with Vulcan. On November 15, 1999, the Company sold 30 million shares of Series A1 Preferred Stock to WorldCom and 30 million shares of Series A2 Preferred Stock to Vulcan at a price of $10 per share to each purchaser. The net proceeds of the sale of preferred stock to Vulcan were used to repay outstanding indebtedness to Vulcan on November 15, 1999 of approximately $61.7 million, including accrued interest. In December 2000, the Company issued to Vulcan 1,950,000 million shares of Series A2 Preferred Stock for the 6.5% annual dividend payable on the redeemable convertible preferred stock held by Vulcan.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 2001, by: (a) each current director and nominee for director; (b) each of the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" below;
(c) all current executive officers and directors of the Company as a group; and
(d) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

     In addition to the outstanding Common Stock reflected in the table below, Vulcan holds 31,950,000 shares of the Company's Series A2 Redeemable Convertible Preferred Stock and WorldCom holds 31,950,000 shares of the Company's Series A1 Redeemable Convertible Preferred Stock. The shares held by Vulcan are convertible on a one-for-one basis into shares of the Company's Common Stock at Vulcan's option at any time. Accordingly, as required by applicable regulations of the SEC, the shares of Common Stock shown in the following table as being beneficially owned by Vulcan include the 31,950,000 shares of Common Stock issuable upon conversion of Vulcan's Preferred Stock. The shares of Preferred Stock held by WorldCom are convertible into shares of the Company's Common Stock, on a one-for-one basis, beginning in May 2002. Because these shares are not convertible into Common Stock within 60 days of March 15, 2001, WorldCom is not deemed to beneficially own the underlying Common Stock for purposes of the following table. If all of the Company's outstanding shares of Preferred Stock were converted into Common Stock, the percentages of Common Stock beneficially owned by Vulcan and WorldCom, respectively, would be approximately 43.3% and 33.7%.

                                                              BENEFICIAL OWNERSHIP(1)
                                                              ------------------------
                                                                NUMBER      PERCENT OF
BENEFICIAL OWNER                                              OF SHARES       TOTAL
----------------                                              ----------    ----------
Vulcan Ventures Incorporated(2).............................  41,071,745       65.4%
  110-110th Avenue NE, Suite 550
  Bellevue, WA 98004
Ralph Derrickson(3).........................................       7,000          *
Robert P. Dilworth(3).......................................      29,666          *
Timothy A. Dreisbach(3).....................................     463,172        1.5%
Justin L. Jaschke(3)........................................      54,166          *
Bram B. Johnson(3)..........................................         -0-          *
Dale W. Marquart(3).........................................      93,796          *
David M. Moore(3)(4)........................................       6,416          *
Robert W. Mott(3)...........................................      78,393          *
William D. Savoy(3)(4)......................................      13,999          *
Robert H. Schellman(3)......................................      64,582          *
James E. Wall(3)............................................      64,405          *
John G. Wernke(3)...........................................      63,020          *
All executive officers and directors as a group (9
  persons)(5)...............................................  41,369,443       65.5%

---------------
 *  Less than one percent.

(1) This table is based upon information supplied by directors, executive officers and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. For purposes of this table, shares held by stockholders include any shares held as tenants in common or joint tenants with spouses. Percentages are based on a total of shares of common stock outstanding on March 15, 2001, adjusted in accordance with the rules promulgated by the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are exercisable within 60 days of the date of this table and shares of Common Stock issuable to that person upon conversion of convertible preferred stock that is convertible within 60 days of the date of this table are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Based on a Schedule 13D filed with the SEC on October 28, 1993, and most recently amended on November 30, 1999. Includes 25,000 shares held by Paul Allen, the sole stockholder of Vulcan. Also includes 31,950,000 shares of Redeemable Convertible Preferred Stock held by Vulcan. Vulcan's preferred shares are convertible into shares of the Company's Common Stock, on a one-for-one basis, at Vulcan's option at any time.

(3) Includes shares of common stock subject to options and warrants exercisable within 60 days of the date of this table as follows: 7,000 for Mr. Derrickson, 4,666 for Mr. Dilworth, 438,743 for Mr. Dreisbach, 50,666 for Mr. Jaschke, 85,539 for Mr. Marquart, 6,416 for Mr. Moore, 77,393 for Mr. Mott, 13,999 for Mr. Savoy, 62,405 for Mr. Wall and 63,020 for Mr. Wernke.

(4) Includes 39,096,745 shares owned directly by Vulcan. Messrs. Moore and Savoy are affiliated with Vulcan Northwest, Inc., a venture capital fund affiliated with Vulcan. Messrs. Moore and Savoy disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act. The addresses of Messrs. Moore and Savoy are the same as that of Vulcan.

(5) Includes the information reflected in the notes above, as applicable. Excludes shares beneficially owned by Timothy A. Dreisbach, Robert W. Mott, Robert H. Schellman and James E. Wall, former executive officers.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification agreements with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to these provisions, the Company has entered into indemnification agreements with each of its directors and officers and has obtained director and officer liability insurance.

     On November 15, 1999, the Company sold 30 million shares of Series A1 Preferred Stock to WorldCom at a price of $10 per share. In connection with the purchase of shares of Series A1 Preferred Stock, WorldCom was given the right to elect one member of the Company's Board of Directors. As of April 1, 2000, WorldCom had not yet exercised this right. In addition, the Company has entered into a Reseller Agreement with WorldCom dated June 20, 1999, as amended, pursuant to which WorldCom would sell subscriptions to the Ricochet service. Pursuant to this agreement, WorldCom has agreed to pay the Company at least $388 million in revenue over the five years following the launch of the Company's service, subject to the timely deployment of the Company's network, the Company's ability to meet agreed upon performance standards and the ability of the Company to attract a significant number of subscribers through other partners. See "Business -- Marketing, Sales and Customer Support." WorldCom and/or its subsidiaries have also entered into ordinary course agreements with the Company regarding the provisioning of circuits for the Company's network and the purchase of telecommunications services for which the Company paid WorldCom and its subsidiaries a total of approximately $11.9 million in 2000.

     In February 2001, the Company entered into an employment agreement with Mr. Derrickson in connection with his position as Interim CEO, which provides that the Company pay Mr. Derrickson a salary of $150,000 per month for an initial term ending June 30, 2001, such initial term being subject to one automatic extension ending August 31, 2001. In addition, under the agreement, in the event that Mr. Derrickson attracts third party investment in the Company during his term as Interim CEO and for a period of 24 months thereafter, he will be paid an automatic and non-discretionary bonus of 1.5% of the cash value of the new investment funds. In the event of a sale, exchange or transfer of substantially all the assets of the Company or a change in control of the Company, the Company will pay Mr. Derrickson an automatic and non-discretionary bonus of 1.5% of the purchase price paid in the sale or upon the change in control. In addition, the agreement provides for the employment of Mr. Derrickson as a consultant at the conclusion of his employment as Interim CEO for a minimum of one year and for Mr. Derrickson to be paid a salary of $5,000.00 per day, for a minimum of three days per month, for a term of one year. In the event that Mr. Derrickson, for good cause, terminates his employment as Interim CEO or consultant, the Company will pay Mr. Derrickson severance benefits equal to the amounts remaining due under the agreement.

     See "Compensation Committee Interlocks and Insider Participation" for information regarding certain transactions with Vulcan.

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
10.14(9)     Loan Agreement, dated October 29, 1998, between the Company and Vulcan Ventures Incorporated.
10.15(10)    Preferred Stock Purchase Agreement, dated as of June 20,
             1999, among the Company, WorldCom, Inc., and Vulcan Ventures
             Incorporated.
10.16(15)    Amended and Restated Registration Rights, dated as of
             November 15, 1999, among the Company, WorldCom, Inc., and
             Vulcan Ventures, Inc.
10.17(17)    1997 Equity Incentive Plan, as amended.
10.18(11)    Ricochet Reseller Agreement, dated as of June 20, 1999,
             between the Company and WorldCom, Inc.
10.19(11)    Amendment to Ricochet Reseller Agreement, dated as of
             November 12, 1999, between the Company and WorldCom, Inc.
10.20(13)    Underwriting agreement dated February 1, 2000 among the
             Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)    Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of 300,000 warrants to
             purchase an aggregate of 1,425,000 shares of the Company's
             Common Stock.
10.23(13)    Warrant Agreement dated February 7, 2000 among the Company,
             Bank One Trust Company, as initial warrant agent and
             BankBoston N.A., as warrant agent.
10.24(13)    Warrant Certificate dated February 7, 2000 between the
             Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
10.27(16)    Agreement and Supplemental Agreement No. 1 for Electronic
             Manufacturing Services between the Company and Sanmina
             Corporation, dates as of July 2, 1999.
10.28(17)    2000 Equity Incentive Plan.
12.1(18)     Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)     Letter from Arthur Andersen LLP, Independent Public
             Accountants, regarding change in accounting principle.
21.1(18)     Subsidiaries of the Company.
23.1(18)     Consent of Arthur Andersen LLP, Independent Public
             Accountants.
23.2(18)     Report of Arthur Andersen LLP, Independent Public
             Accountants, on Schedule II.

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

(18) Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                          METRICOM, INC.

                                          By      /s/ DAVID J. PANGBURN
                                            ------------------------------------
                                                     David J. Pangburn
                                                 Vice President, Corporate
                                                Controller and Interim Chief
                                                     Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

              /s/ RALPH C. DERRICKSON*                 Interim Chief Executive Officer  April 30, 2001
-----------------------------------------------------           and Director
                (Ralph C. Derrickson)                   (Principal Executive Officer)

                /s/ DAVID J. PANGBURN                     Vice President, Corporate     April 30, 2001
-----------------------------------------------------   Controller and Interim Chief
                 (David J. Pangburn)                    Financial Officer (Principal
                                                          Financial and Accounting
                                                                  Officer)

               /s/ ROBERT P. DILWORTH*                            Director              April 30, 2001
-----------------------------------------------------
                (Robert P. Dilworth)

                /s/ WILLIAM D. SAVOY*                             Director              April 30, 2001
-----------------------------------------------------
                 (William D. Savoy)

                 /s/ JUSTIN JASCHKE*                              Director              April 30, 2001
-----------------------------------------------------
                  (Justin Jaschke)

                  /s/ DAVID MOORE*                                Director              April 30, 2001
-----------------------------------------------------
                    (David Moore)

                  /s/ BRAM JOHNSON*                               Director              April 30, 2001
-----------------------------------------------------
                   (Bram Johnson)

             *By: /s/ DAVID J. PANGBURN
  ------------------------------------------------
                  David J. Pangburn
              Vice President, Corporate
            Controller and Interim Chief
                  Financial Officer

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
10.20(13)    Underwriting agreement dated February 1, 2000 among the
             Company, Metricom Finance, Inc. and the underwriters named therein.
10.21(13)    Terms Agreement dated February 2, 2000 among the Company and the underwriters named therein, relating to the issuance and sale of 5,750,000 shares of the Company's Common Stock.
10.22(13)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of 300,000 warrants to
             purchase an aggregate of 1,425,000 shares of the Company's
             Common Stock.
10.23(13)    Warrant Agreement dated February 7, 2000 among the Company,
             Bank One Trust Company, as initial warrant agent and
             BankBoston N.A., as warrant agent.
10.24(13)    Warrant Certificate dated February 7, 2000 between the
             Company and Bank One Trust Company, as initial warrant agent and BankBoston, N.A., as warrant agent.
10.26(14)    Terms Agreement dated February 2, 2000 among the Company,
             Metricom Finance, Inc. and the underwriters named therein
             relating to the issuance and sale of $300,000,000 aggregate principal amount of 13% Senior Notes due 2010.
10.27(16)    Agreement and Supplemental Agreement No. 1 for Electronic
             Manufacturing Services between the Company and Sanmina
             Corporation, dates as of July 2, 1999.
10.28(17)    2000 Equity Incentive Plan.
12.1(18)     Schedule of Deficiency of Earnings to Fixed Charges.
18.1(15)     Letter from Arthur Andersen LLP, Independent Public
             Accountants, regarding change in accounting principle.
21.1(18)     Subsidiaries of the Company.
23.1(18)     Consent of Arthur Andersen LLP, Independent Public
             Accountants.
23.2(18)     Report of Arthur Andersen LLP, Independent Public
             Accountants, on Schedule II.

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

(18) Previously filed.