Form 10-Q
period 2001-03-31
METRICOM INC / DE
filed 2001-05-15
CIK 884318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended MARCH 31, 2001 or

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

                                 Yes  [X] No [ ]

        The number of shares of common stock outstanding as of April 30, 2001 was 30,910,645

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS                                                   3

PART I            FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets (Unaudited)                          4
                  Condensed Consolidated Statements of Operations (Unaudited)                5
                  Condensed Consolidated Statements of Cash Flows (Unaudited)                6
                  Notes to Condensed Consolidated Financial Statements (Unaudited)           7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                  Overview                                                                  12
                  Results of Operations                                                     13
                  Liquidity and Capital Resources                                           18

         ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                               21

PART II           OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                         21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          22


SIGNATURE PAGE                                                                              23

EXHIBIT INDEX                                                                               24

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe," "anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate to the timing and extent of our financing needs, our plans and ability to obtain additional financing, the extent of our planned network deployment, our market opportunities, our strategy, our anticipated revenues from WorldCom, Inc., our competitive position, and our management's discussion and analysis of our financial condition and results of operations. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. The section captioned "Risk Factors" appearing in our Annual Report on Form 10-K describes those factors that we currently consider material and that could cause these differences. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         METRICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      MARCH 31,         DECEMBER 31,
                                                                        2001               2000
                                                                     ------------       ------------
                                                                     (Unaudited)            (*)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ...................................      $    270,158       $    315,309
  Restricted cash and cash equivalents ........................             7,123             11,331
  Short-term investments ......................................               660            143,928
  Restricted short-term investments ...........................            37,903             38,085
  Accounts receivable, net ....................................             2,640              2,409
  Inventories, net ............................................            33,385             31,686
  Prepaid expenses and other ..................................             7,091             11,480
                                                                     ------------       ------------
      Total current assets ....................................           358,960            554,228
                                                                     ------------       ------------
Property and equipment, net ...................................           283,998            202,891
Network construction in progress, net .........................           387,096            463,535
Other assets ..................................................            17,805             14,740
Restricted long-term investments ..............................                --             18,166
                                                                     ------------       ------------
      Total assets ............................................      $  1,047,859       $  1,253,560
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ............................................      $     69,337       $     89,115
  Accrued liabilities .........................................            35,028             38,973
  Note payable ................................................               847                876
                                                                     ------------       ------------
      Total current liabilities ...............................           105,212            128,964
                                                                     ------------       ------------
Long-term debt ................................................           245,885            244,667
                                                                     ------------       ------------
Other liabilities .............................................               823                554
                                                                     ------------       ------------
Redeemable convertible preferred stock ........................           615,641            614,976
                                                                     ------------       ------------

Stockholders' Equity (Deficit)
  Common stock ................................................                31                 31
  Warrants to purchase common stock ...........................            61,869             61,869
  Additional paid-in capital ..................................           787,536            783,252
  Accumulated deficit .........................................          (769,737)          (583,348)
  Accumulated other comprehensive income ......................               599              2,595
                                                                     ------------       ------------
    Total stockholders' equity (deficit) ......................            80,298            264,399
                                                                     ------------       ------------
      Total liabilities and stockholders' equity ..............      $  1,047,859       $  1,253,560
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*) Derived from the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K/A.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                            -------------------------------
                                            MARCH 31, 2001   MARCH 31, 2000
                                            --------------   --------------
REVENUES:
  Service revenues .....................      $    3,231       $    2,334
  Product revenues .....................             281              889
                                              ----------       ----------
      Total revenues ...................           3,512            3,223
                                              ----------       ----------

COSTS AND EXPENSES:
  Cost of service revenues .............          42,341           13,819
  Cost of product revenues .............           3,218              300
  Research and development .............           8,439            8,107
  Selling, general and
     administrative ....................          14,662            7,332
  Depreciation and amortization ........          20,840            2,104
  Provision for impairment loss on
     network assets ....................          88,900               --
                                              ----------       ----------
  Total costs and expenses .............         178,400           31,662
                                              ----------       ----------

    Loss from operations ...............        (174,888)         (28,439)

Interest expense .......................          (3,604)          (7,471)
Interest and other income ..............           6,338           16,593
                                              ----------       ----------
    Net loss ...........................      $ (172,154)      $  (19,317)

Preferred dividends ....................          14,235           12,942
                                              ----------       ----------

Net loss attributable to
  common stockholders ..................      $ (186,389)      $  (32,259)
                                              ==========       ==========

Net loss attributable to
  common stockholders per share ........      $    (6.04)      $    (1.15)
                                              ==========       ==========

Weighted average
  shares outstanding ...................          30,874           28,160
                                              ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         METRICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                          ---------------------------
                                                                           MARCH 31,       MARCH 31,
                                                                             2001             2000
                                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................      $ (172,154)      $  (19,317)
  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization ...............................          21,543            2,057
       Provision for impairment of loss on network assets ..........          88,900               --
       Accretion of long-term debt .................................           1,425              950
       Non-cash compensation expense ...............................              --              716
       Decrease (increase) in accounts receivable,
        prepaid expenses and other current assets ..................           4,158           (7,373)
       Increase in inventories .....................................          (1,699)            (394)
       (Decrease) increase in accounts payable, accrued
         liabilities and other liabilities .........................         (42,377)          36,018
                                                                          ----------       ----------
           Net cash (used in) provided by operating activities .....        (100,204)          12,657
                                                                          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .................................          (1,014)          (7,527)
Network construction in progress ...................................        (105,558)        (116,490)
Increase in other assets ...........................................          (3,064)          (8,326)
Purchase of short-term investments .................................              --         (224,430)
Sale of short-term investments .....................................         141,272           40,000
Sale of restricted short-term investments ..........................          18,348               --
Purchase of long-term investments ..................................              --          (35,183)
                                                                          ----------       ----------
           Net cash provided by (used in) investing activities .....          49,984         (351,956)
                                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock ..........................           1,097          477,198
  Proceeds from sale of warrants to purchase common stock ..........              --           61,869
  Proceeds from issuance of long-term debt .........................              --          236,382
  Reduction of notes payable and long-term debt ....................            (236)              --
                                                                          ----------       ----------
          Net cash provided by financing activities ................             861          775,449
                                                                          ----------       ----------
Net increase (decrease) in cash and cash equivalents ...............         (49,359)         436,150
Cash and cash equivalents, beginning of period .....................         326,640          354,820
                                                                          ----------       ----------
Cash and cash equivalents, end of period ...........................      $  277,281       $  790,970
                                                                          ==========       ==========
SUMMARY OF NON-CASH TRANSACTIONS:
  Property and equipment acquired under capital lease ..............      $       --       $       51
  Common stock issued upon conversion of debt ......................      $       --       $    4,304
  Preferred dividends ..............................................      $   14,235       $   12,942
  Cash paid for interest ...........................................      $   19,500       $        2


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         METRICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements of Metricom, Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three- month periods ended March 31, 2001 and March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

        The Company has suffered recurring losses from operations and has incurred significant financial commitments that raise substantial doubt about its ability to continue as a going concern through 2001 without obtaining additional financing. At its current level of operations and rate of negative cash flow, management anticipates that its cash, cash equivalents and short-term investments will be adequate to satisfy operating and capital expenditure requirements through August 2001. At March 31, 2001, the Company had working capital of approximately $253.7 million and outstanding purchase orders for capital equipment, network construction labor and modems of approximately $359 million. Expenditures associated with developing and deploying the Company's high-speed service have contributed substantially to the Company's accumulated deficit of $769.7 million at March 31, 2001.

        In order to extend the availability of its cash, management has postponed deployment in most of the originally planned 46 markets until it obtains additional financing. During the quarter ended March 31, 2001, management conducted a detailed review of the network plans and decided to reduce the number of geographic areas the Company will serve. Accordingly, network costs of $88.9 million that had been capitalized as construction in progress have been determined to be impaired and were written off. These costs related to markets that are not currently expected to be placed in service. Management is attempting to reduce financial commitments and reduce future cash outflows by negotiating alternative terms with its suppliers. It is also working with its channel partners to increase revenues through new marketing programs and promotions, and is exploring potential additional sources of revenue. The Company is working with advisors to obtain additional financing and is currently in discussions with candidates that could potentially provide financing. There can be no assurance that the Company will be successful in increasing revenues, reducing cash outflows or obtaining additional financing. In the event that the Company does not obtain additional financing and is unable to extend its availability of cash beyond its current expectations, management plans to significantly reduce its operations in the third quarter of 2001 to enable the Company to continue as a going concern through 2001. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 2001 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three-month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2.  REVENUE RECOGNITION

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


NOTE 3.  INVESTMENTS

        The Company's investments in securities are considered available-for-sale and are recorded at their fair values as determined by quoted market prices with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations.


NOTE 4.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and primarily represent finished modems and modem components purchased from suppliers. As part of its marketing strategy, the Company frequently sells its modems at prices below cost and below market in order to increase subscribers and service revenues. Losses on sales of modems at prices below cost are charged to cost of goods sold at time of shipment. Inventories consisted of the following (in thousands):


                       MARCH 31,      DECEMBER 31,
                          2001            2000
                      ----------      ----------
Raw materials         $   14,583      $   15,982
Work-in-progress              --             900
Finished goods            18,802          14,804
                      ----------      ----------
  Total               $   33,385      $   31,686
                      ==========      ==========


NOTE 5. NETWORK CONSTRUCTION IN PROGRESS AND PROPERTY AND EQUIPMENT

        In 1999, the Company began deployment of its high-speed Ricochet network in a number of markets in the United States. As of March 31, 2001, the Company had $387.1 million of network construction in progress related to its deployment, net of estimated provisions of $88.9 million for construction and labor costs incurred in markets not currently expected to be placed in service. Network deployment costs include labor costs for site acquisition, radio frequency engineering, zoning and construction management, material costs for equipment and component inventory, as well as capitalized interest cost. Capitalized interest cost included in network construction in progress and property and equipment totaled $39.3 million as of March 31, 2001. As commercial high-speed service has been launched in thirteen markets thus far, $266.6 million of capital costs incurred and previously recorded as network construction in progress has been transferred to Property and Equipment and is being depreciated over an estimated useful life of four years.

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company periodically reviews the carrying amount of all long-lived assets when events or circumstances have occurred which indicate the remaining estimated useful life of these assets may be impaired. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the asset.

NOTE 6. LONG-TERM DEBT, COMMON STOCK AND PREFERRED STOCK OFFERINGS

        In February 2000, the Company, together with its wholly owned finance subsidiary, Metricom Finance, Inc., as co-issuers and co-obligors, issued $300 million aggregate principal amount of 13% Senior Notes due 2010. Metricom Finance has no independent assets or operations. The Company has fully and unconditionally guaranteed the obligations of Metricom Finance, Inc. under the notes. Interest on the notes is payable on February 15 and August 15 of each year and the notes will mature on February 15, 2010. The first interest payment was made on August 15, 2000. The notes were offered together with warrants to purchase 1,425,000 shares of common stock of the Company at an initial exercise price of $87.00 per share. Each warrant enables the holder to purchase 4.75 shares of common stock and is exercisable on or after August 15, 2000. Each warrant was sold for $212.06 per each associated $1,000 principal amount of notes, and each note was sold for $787.94. The warrants will expire on February 15, 2010. Net proceeds to the Company from the notes and warrants offering was approximately $291.8 million, $73.1 million of which was deposited in a restricted pledge account to secure the payment of the first four scheduled interest payments on the notes. Of the gross proceeds, $236.4 million and $63.6 million was allocated to the notes and warrants, respectively. The value of the warrants and issuance costs accrete over the life of the notes using the effective interest rate method. The total obligation of the notes at maturity will be $300 million.

        In February 2000, the Company issued and sold 5,750,000 shares of common stock at a price per share of $87.00 in a public offering. Net proceeds to the Company were approximately $473.2 million, after deducting underwriting discounts, commissions and estimated offering expenses.

        In November 1999, the Company issued and sold to WorldCom, Inc. 30 million shares of newly-designated Series A1 preferred stock at a price of $10 per share, and the Company issued and sold to Vulcan Ventures Incorporated 30 million shares of newly-designated Series A2 preferred stock at a price of $10 per share, for gross aggregate proceeds to the Company of $600 million. Both series of preferred stock bear cumulative dividends at the rate of 6.5% per annum for three years, payable in cash or additional shares of preferred stock. In addition to the right to elect one director to the Company's board of directors, each series of preferred stock have voting rights only to the limited extent provided in the Company's Restated Certificate of Incorporation or as required by law. The preferred stock is subject to mandatory redemption by the Company at the original issuance price in 10 years following initial issuance and to redemption at the option of the holder upon the occurrence of specified changes in control or major acquisitions. Both series of preferred stock will accrete at approximately $2.7 million per year over the ten-year periods from the beginning aggregate net book value of $573 million up to the redemption value of $600 million. This accretion is charged against the Company's accumulated deficit.

        In December 2000, the Company issued to WorldCom, Inc. 1.95 million shares of Series A1 preferred stock at a price of $10 per share, and the Company issued to Vulcan Ventures 1.95 million shares of Series A2 preferred stock at a price of $10 per share, for the 2000 payment of the 6.5% dividend on the redeemable convertible preferred stock.


NOTE 7.  COMPREHENSIVE INCOME (LOSS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ---------------------------
                                                                              2001             2000
                                                                          ----------       ----------
Net loss attributable to common stockholders .......................      $ (186,389)      $  (32,259)
Other comprehensive income (loss):
  Unrealized holding gain (loss) on available-for-sale securities ..             599             (476)
                                                                          ----------       ----------
Comprehensive loss .................................................      $ (185,790)      $  (32,735)
                                                                          ==========       ==========

NOTE 8. BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding. Potential common equivalent shares from options and warrants to purchase common stock and from conversion of the convertible preferred stock have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive and immaterial.


NOTE 9. NEW ACCOUNTING STANDARDS

        In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, the application of SFAS No. 138 does not impact the Company's current financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since 1999, we have focused our efforts and resources primarily on the development, deployment and commercialization of our high-speed Ricochet network in various markets across the United States. Through March 31, 2001, we have an accumulated deficit of $769.7 million. As we continue to deploy our high-speed network and launch our high-speed Ricochet service, we expect to continue to generate substantial net losses for the foreseeable future.

        To date, we have derived substantially all of our revenues from subscription fees paid to us by users of our original 28.8 kbps Ricochet service and from sales of our UtiliNet products. In the future, we expect to derive substantially all of our revenues from subscription fees paid to us by channel partners, which resell our Ricochet service directly to their customers. We have entered into an agreement with one of our channel partners, Wireless WebConnect!, to assume responsibilities for internet service, billing and customer support operations relating to our 28.8 kbps Ricochet service. In February 2000, we entered into an agreement to license our UtiliNet technology to Schlumberger Resources Management Services, Inc. The agreement grants Schlumberger the exclusive right to design, manufacture and sell UtiliNet products in return for license and royalty fees. We do not expect UtiliNet to be a significant source of revenues in the future.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward Looking Statements" at the front of this Form 10-Q.

RESULTS OF OPERATIONS

        REVENUES. Currently, we derive service revenues from Ricochet subscriber fees and modem rentals and derive product revenues from the sale of Ricochet modems. We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB 101, we recognize revenue when there is pervasive evidence of an arrangement, delivery of the product or performance of the service has occurred, the selling price is fixed and determined and collectibility is reasonably assured. We defer product revenues from high-speed modem sales and recognize them over the estimated average subscription term of 24 months. We defer the cost of the modem and recognize it over the estimated average subscription term, up to the amount of the related revenue. Any losses on delivery of the modems are recognized on shipment. Revenues from the sale of first generation modems, which are estimated to have limited subscription life, are recognized upon shipment. Service revenues are recognized ratably over the service period.

        Total revenues increased to $3.5 million in the first quarter of 2001 from $3.2 million in the first quarter of 2000. The increase in the first quarter of 2001 was primarily due to an increase in service revenue to $3.2 million from $2.3 million in the first quarter of 2000 as a result of the availability of our high-speed Ricochet service beginning in the third quarter of 2000. This increase was offset by a decrease in revenues from our original
28.8 Kbps Ricochet service of approximately $0.7 million. Product revenues decreased primarily as a result of our licensing of our Utilinet technology to Schlumberger in February 2000. In addition, product revenues decreased as a result of our deferral of revenues under SAB 101 on shipments of our high-speed modems. As a result of our focus on our high-speed Ricochet service, we expect our UtiliNet revenues to be insignificant in the future and our revenues from our original 28.8 Kbps Ricochet service to decline over time.

        We expect to derive substantially all of our future revenues from subscription fees paid to us by channel partners that resell the high-speed service. We require each of our channel partners to charge its subscribers a flat rate for use of our services, although each channel partner will set the particular rate it charges its customers. We currently have six channel partner relationships. WorldCom, Juno Online Services, Inc., Wireless WebConnect!, Inc., GoAmerica Communications Corp., Aether Systems Inc. and IP Communications, Inc. have all entered into agreements with us to sell our high-speed service to their customers. In our agreement with WorldCom, WorldCom has agreed to pay us a per-subscriber fee, subject to an agreed minimum revenue level of at least $388 million over the five years following the launch of our service, assuming that our deployment schedule is not delayed, that we place our network into service on schedule and that we meet quality-of-service and network performance standards. Subject to these limitations, and potentially subject to pro-rata adjustment in the fifth year as a result of deployment delays experienced in certain markets thus far, the agreement specifies that WorldCom make payments to us ranging from $5.6 million in the first year up to $141.0 million in the fifth year after the availability of our service.

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

        Cost of service revenues increased to $42.3 million in the first quarter of 2001 compared with $13.8 million in the first quarter of 2000. The significant increase in the first quarter of 2001 was due to higher expenditures in staffing, property, telecommunications and support costs associated with the deployment of our new high-speed service in various markets. Staffing of personnel who manage network deployment and operations increased by 40% from approximately 250 at March 31, 2000 to approximately 350 at March 31, 2001. In the past year, we have entered into approximately 2,100 site leases for network equipment and opened up many new field operations offices. In the first quarter of 2001, rent expenses for leased network facilities increased by $11.2 million, network operations labor costs increased by $9.2 million and network telecommunications costs increased by $4.7 million over their respective totals from the first quarter of last year. We expect site leasing and communications costs to increase in 2001, though at a slower pace, as a result of our increase in deployed sites in the first quarter of 2001. We expect that growth in staffing and facilities costs will also slow as a result of our postponement of expansion into new markets.

        COST OF PRODUCT REVENUES. Cost of product revenues currently consists primarily of the product costs associated with Ricochet modem product sales. Cost of product revenues increased to $3.2 million in the first quarter of 2001 from $0.3 million in the first quarter of 2000. Ricochet cost of product revenues as a percentage of Ricochet product revenues increased to 1547% in the first quarter of 2001 from 37% in the first quarter of 2000. This increase was principally due to shipments of high-speed Ricochet modems to our channel partners. In addition, the higher costs as a percentage of revenues are partly due to the implementation of SAB 101, which requires costs in excess of revenues to be charged directly to operations. As part of our marketing strategy, we frequently sell modems at prices below cost and below market in order to increase subscribers and service revenues. The average loss incurred on the current generation high-speed modems exceeds the loss on the 28.8 kbps modems that were sold in 2000. Consistent with the wireless services industry, we charge these losses to cost of goods sold at the time of shipment to our customers. At March 31, 2001, we had net inventories of approximately $33.4 million, which consisted principally of modems. We expect to sell these and additional modems to be received at prices below our cost. We therefore expect to continue to incur significant losses on modems in the future. In subsequent years, we anticipate that most of the modems purchased by our channel partners will be acquired directly from our licensed third-party manufacturers.

        RESEARCH AND DEVELOPMENT. Research and development costs include the costs incurred to develop our network technology and subscriber modems, as well as to obtain rights-of-way and related site agreements in markets where we plan to offer service. Research and development expenses increased slightly to $8.4 million in the first quarter of 2001 from $8.1 million in the first quarter of 2000. The increases in the first quarter of 2001 compared with the first quarter of 2000 were primarily due to a rise in engineering activities associated with the development of our next generation of networking products and services. The increases were offset by a reduction in costs incurred to obtain right-of-way and site agreements in metropolitan areas where we currently plan to offer service. Right-of-way acquisition costs included in research and development in the first quarter of 2001 decreased to $0.5 million from $4.4 million in the first quarter of 2000. We plan to continue to incur staffing and support costs needed to obtain right-of-way agreements in selected markets under development. We intend to continue to invest in the development of our networking products to increase the speed and performance of our services and develop additional applications for our services. We also plan to continue to improve and upgrade our network and service to address the emerging demands for mobile data access. As a result, we expect that research and development costs will continue at the same levels or increase in absolute dollars in 2001.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include our corporate overhead and the costs associated with our efforts to obtain and support our channel partners, promote the Ricochet brand and our high-speed service, and develop and implement our marketing strategy for our service and modems. Selling, general and administrative expenses increased to $14.7 million in the first quarter of 2001 from $7.3 million in the first quarter of 2000. Approximately $2.6 million of the increase is due to increased product marketing, advertising and public relations expenditures related to commercialization of our high-speed Ricochet service. Approximately $2.2 million of the increase in 2001 was due to increases in administrative staff and the labor, travel and support costs associated with supporting the widespread deployment of our high-speed service.

Approximately $2.0 million of the increase was related to severance payable to employees terminated in the first quarter of 2001. In 2001, we expect selling, general and administrative costs to grow more slowly as we slow our operational growth, but continue targeted marketing expenditures to increase the number of subscribers of our high-speed Ricochet service.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $20.8 million in the first quarter of 2001 from $2.1 million in the first quarter of 2000. The increase was driven principally by the start of depreciation on $267 million of network construction in progress that was transferred to property and equipment in 2000 and the first quarter of 2001 as a result of the commercial availability of high-speed service in new markets. The increases also resulted from the purchase and lease of over $39 million of property, plant and equipment in 2000, primarily computer equipment and software. We expect depreciation and amortization to increase, though at a slower rate, in future periods as we continue the operation and expansion of our commercial high-speed Ricochet service.

        PROVISION FOR IMPAIRMENT LOSS ON NETWORK ASSETS. During the quarter ended March 31, 2001, we conducted a detailed review of our network deployment plans and decided to reduce the number of geographic areas we plan to serve. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets to be Disposed of", certain network costs that had been capitalized as construction in progress have been determined to be impaired and were written off. These costs pertain to our high-speed Ricochet network deployment and represent principally labor costs incurred to construct wired access points that are not currently expected to be placed in service. Accordingly, we recorded a provision of approximately $89 million to recognize an impairment loss on these network costs.

        INTEREST AND OTHER INCOME. Interest income decreased to $6.3 million in the first quarter of 2001 from $16.6 million in the first quarter of 2000 due to a significantly lower average balance of cash, cash equivalents and investments on hand in 2001. As a result of equity and debt financings in 1999 and 2000, we had over $1.1 billion in total cash and investments on hand at March 31, 2000 which has decreased to $316 million at March 31, 2001, as a result of our using these cash resources to fund the deployment of our network, to fund operating losses and working capital requirements through our network deployment, and to fund interest on long-term debt and dividends on our preferred stock outstanding. We have invested our cash on hand in high-quality, short-term, interest-bearing securities. Accordingly, though we continue to generate interest income, this interest income declines over time as we use this cash.

        INTEREST EXPENSE. Interest expense decreased to $3.6 million in the first quarter of 2001 from $7.5 million in the first quarter of 2000. The decrease in interest expense was principally caused by a reduction to interest expense of approximately $8.5 million as a result of capitalization of interest into network construction in progress. Due to our senior notes and warrants offering in February 2000, we have approximately $300 million in face value of outstanding debt. The senior notes require semi-annual cash interest payments, the first of which was paid on August 15, 2000. We therefore will continue to incur a substantial expense, a portion of which will be non-cash, for interest on these obligations. If we incur additional debt in the future, our interest costs will increase. The following table summarizes our expected interest charges related to the senior notes:

                                     Warrant
                                    Accretion      Total
                        Cash         and Fee      Interest
Year                  Interest     Amortization   Charges
----                  --------      --------      --------
2000 ...........      $   34.1      $    5.6      $   39.7
2001 ...........          39.0           6.5          45.5
2002 ...........          39.0           6.7          45.7
2003 ...........          39.0           6.8          45.8
2004 ...........          39.0           7.0          46.0
2005 ...........          39.0           7.1          46.1
2006 ...........          39.0           7.2          46.2
2007 ...........          39.0           7.4          46.4
2008 ...........          39.0           7.5          46.5
2009 ...........          39.0           7.7          46.7
2010 ...........           4.9           1.0           5.9
                      --------      --------      --------
      Total ....      $  390.0      $   70.6      $  460.6
                      ========      ========      ========


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

        Both series of preferred stock will accrete at approximately $2.7 million per year in total over the ten-year period from the beginning aggregate net book value of the initial issuance of $573 million up to its aggregate face value of $600 million. This accretion will be charged against retained earnings (accumulated deficit). In the first quarter of 2001, preferred dividends included $10.4 million of accrued dividends payable, $3.2 million of beneficial conversion privilege and $0.7 million of accretion related to the preferred stock.

        For both series of preferred stock in the aggregate, we have recorded or expect to record preferred stock dividends and accretion as follows:

                                     Beneficial
                                     Conversion      Beneficial
                                      and Fee        Conversion
                         6.5%       Accretion on      on 2000        Total
Year                   Dividend     Initial Issue     Dividend       Dividends
----                   ---------    -------------    ----------     ---------
1999 ............        $  3.3         $34.9          $   -          $ 38.2
2000 ............          39.0          12.8            5.4            57.2
2001 ............          39.0          12.8            2.6            54.4
2002 ............          35.7          10.5            1.9            48.1
2003 ............             -           5.3            0.6             5.9
2004 ............             -           2.7              -             2.7
2005 ............             -           2.7              -             2.7
2006 ............             -           2.7              -             2.7
2007 ............             -           2.7              -             2.7
2008 ............             -           2.7              -             2.7
2009 ............             -           2.4              -             2.4
                       ---------      ---------      ---------      ---------
      Total .....        $117.0         $92.2          $10.5          $219.7
                       =========      =========      =========      =========


LIQUIDITY AND CAPITAL RESOURCES

        We have suffered recurring losses from operations and have incurred significant financial commitments that raise substantial doubt about our ability to continue as a going concern through 2001 without obtaining additional financing. At our current level of operations and rate of negative cash flow, we anticipate that our cash, cash equivalents and short-term investments will be adequate to satisfy our operating loss and capital expenditure requirements through August 2001. As of April 30, 2001, we had working capital of approximately $214 million and outstanding purchase commitments for capital equipment, network construction labor and modems of approximately $322 million. Expenditures associated with developing and deploying our high-speed service have contributed substantially to our accumulated deficit of $769.7 million at March 31, 2001.

        We believe that, in addition to the current funds on hand, to achieve positive cash flow from operations, we will require additional cash resources of approximately $500 million. However, the funds we actually will require may vary materially from our estimates. In addition, we could incur unanticipated costs or be required to alter our plans in order to respond to changes in competitive or other market conditions, which could require us to raise additional capital sooner than we expect. Further, although we do not currently believe that we need to do so, we may decide to use a portion of our cash resources to acquire licensed spectrum or to license, acquire or invest in new products, technologies or businesses that we consider necessary to further the growth and development of our business.

        In order to extend the availability of our cash, we have postponed deployment in most of our originally planned 46 markets until we obtain additional financing. We are attempting to reduce our financial commitments and reduce future cash outflows by negotiating alternative terms with our suppliers. We are also working with our channel partners to increase revenues through new marketing programs and promotions, and we are exploring potential additional sources of revenue. We are working with advisors to obtain additional financing and are currently in discussions with candidates that could potentially provide financing. We cannot assure you that we will be successful in increasing revenues, reducing cash outflows or obtaining additional financing. In the event that we both do not obtain additional financing and are unable to extend our availability of cash beyond our current expectations, we plan to significantly reduce our operations in the third quarter of 2001 to enable us to continue as a going concern through 2001. The terms of our outstanding senior notes restrict our ability to incur additional indebtedness and may prevent us from being able to obtain additional financing. In addition, Vulcan Ventures has a control position in us and WorldCom has a large investment in us, both of which may deter investors who otherwise might desire to provide financing to us. Furthermore, if we are able to raise additional funds, we may need to do so through the sale of additional equity or equity-linked securities, which could be dilutive to holders of our common stock, warrants and other securities.

        We have financed our operations and capital expenditures primarily through the public and private sale of equity and debt securities. In January 1998, we completed a private placement of common stock with Vulcan Ventures with net proceeds of approximately $53.7 million. In November 1999, we completed a private placement of redeemable convertible preferred stock with Vulcan Ventures and WorldCom with net proceeds of approximately $573 million. In February 2000, we completed a public offering of common stock with net proceeds of approximately $473 million and a public offering of 13% senior notes due 2010 and warrants to purchase common stock with available net proceeds of approximately $219 million, after establishing the required reserve to secure the first four interest payments on the notes. This amount of indebtedness could adversely affect our business, for example, by requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness or limiting our ability to acquire additional financing in the future. See "Risk Factors -- We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations" in our 2000 Annual Report on Form 10-K.

        Since inception, we have devoted significant resources to the development, deployment and commercialization of wireless network products and services. As a result, as of March 31, 2001, we had incurred an accumulated deficit of $769.7 million. Our operations have required substantial capital investments for the purchase of network equipment, modems and computer and office equipment. Including network construction in progress and capitalized interest, capital expenditures were approximately $115.1 million and $124.0 million in the first quarter of 2001 and 2000 respectively. As of March 31, 2001, we had cash, cash equivalents, restricted cash and investments of approximately $315.8 million and working capital of approximately $253.7 million. Net inventories increased to $33.4 million in the first quarter 2001 from $31.7 million at the end of 2000 due primarily to purchases of high-speed modems. Network construction in progress at March 31, 2001 included approximately $190 million of radios, equipment and component inventory not yet placed in service, an increase of approximately $20 million from December 31, 2000. We expect that accounts receivable and inventories will increase in the future as a result of our ongoing deployment and commercialization of the high-speed network in our planned markets. We expect that capital expenditures will remain constant or decrease in the next few quarters as a result of our postponement of network deployment in most markets. Network equipment inventory not yet placed in service may also increase if we are unable to effectively defer or cancel our outstanding commitments discussed below.

        Our principal uses of cash for the foreseeable future will be to fund operating losses and network equipment purchases, and to pay interest on our debt securities and dividends on our preferred stock. Our current and future operations will require substantial capital investments for the purchase of our network equipment, which consists primarily of network radios, wired access points and network interface facilities. Significant labor costs associated with deploying our network equipment include design of the network, site acquisition, zoning, construction and installation of equipment.

        In July 1999, we entered into an agreement with Sanmina Corporation to manufacture our poletop radios and network radios installed at wired access points. We have received approximately 140,000 radios from Sanmina to date. At April 30, 2001, we had commitments outstanding to purchase approximately 86,000 additional radios for a total cost of approximately $138 million. We are currently negotiating with Sanmina to reduce our commitments. We cannot assure you that we will be able to successfully negotiate reductions to these commitments, and we may incur incremental legal costs associated with these negotiations. See "Risk Factors -- We are delaying the complete deployment of our high-speed network to conserve cash, and this delay may cause us to be in default of some of our commercial contracts and may prevent us from competing effectively and attracting users to our high-speed service" in our 2000 Annual Report on Form 10-K.

        In October 1999, we entered into agreements with Wireless Facilities, Inc., General Dynamics Worldwide Telecommunications Systems and Whalen & Company to provide us with expertise and personnel to assist with the deployment of our network in the first 21 markets. In October 2000, we entered into agreements with American Tower, Delta Groups Engineering, Divine Tower International, Professional Telecom Services and Whalen & Company to assist us with network deployment in 25 additional markets. In February 2001, we began canceling or deferring our remaining commitments under these contracts. As of April 30, 2001, we had approximately $91 million of outstanding commitments to these vendors for network design, construction and related products and services.

        In January 2000, we entered into a two-year agreement with NatSteel Electronics, Ltd for the purchase of modems, under which, as of April 30, 2001, we have outstanding remaining commitments to purchase approximately 112,000 modems at a cost of approximately $25 million. In November 1999 and October 1999, we entered into agreements with Sierra Wireless and Novatel, respectively to develop and manufacture custom personal computer card modems. We have agreed with both Sierra Wireless Inc. and Novatel Wireless

Inc., respectively, to purchase a minimum of 150,000 units in the first year of deliveries from each, representing a total commitment of approximately $68 million. Our purchase commitment to both Sierra Wireless and Novatel is reduced by the amount of modems purchased by our channel partners. Novatel began shipping modems to our channel partners in late 2000. Sierra Wireless began shipping modems in the March 2001. In April 2000, we entered into an agreement with National Semiconductor Corporation to integrate the Ricochet modem technology onto a microchip set.

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


ITEM 3 -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to financial market risk, including changes in interest rates and marketable securities prices, relates primarily to our investment portfolio and redeemable convertible preferred stock outstanding at March 31, 2001. Our cash equivalents and short-term investments subject to interest rate risk are primarily highly liquid corporate debt securities from high credit quality issuers. We do not have any significant investments in foreign currencies and we do not have any foreign exchange contracts or derivative instruments. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the fixed rate, short-term nature of our investment portfolio. In addition, the fair value of our redeemable convertible preferred stock would not change materially in the event of a 100 basis point increase or decrease in interest rates, due primarily to the fixed and relatively short-term nature of its three-year 6.5% coupon rate.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1(c) Employment agreement between the Company and Ralph C. Derrickson, interim Chief Executive Officer.

Reports on Form 8-K:

On March 19, 2001, the Company filed a Form 8-K pertaining to its postponement of network deployment, shortage of cash resources, reduction in workforce and management changes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        METRICOM, INC.
                                        (Registrant)




Date: May 15, 2001                         /s/ RALPH C. DERRICKSON
                                        ----------------------------------------
                                        Ralph C. Derrickson
                                        Interim Chief Executive Officer
                                        (Principal Executive Officer)


                                           /s/  DAVID J. PANGBURN
                                        ----------------------------------------
                                        David J. Pangburn
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


10.1(c) Employment agreement between the Company and Ralph C. Derrickson, interim Chief Executive Officer.